Form 10-K/A
STANDARD BRANDS PAINT CO
filed 1995-03-29
CIK 93308

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-K/A-2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
    (MARK ONE)
       /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED] -- AMENDMENT

                      FOR THE FISCAL YEAR ENDED JANUARY 30, 1994

                                          OR

       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-4505

                         STANDARD BRANDS PAINT COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE               95-6029682
(State or other jurisdiction  (I.R.S. Employer
             of                Identification
      incorporation or              No.)
       organization)

   4300 WEST 190TH STREET
    TORRANCE, CALIFORNIA         90509-2956
   (Address of principal         (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (310) 214-2411

          Securities registered pursuant to Section 12(b) of the Act:

  COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE
       Title of each class               Name of each exchange
                                          on which registered

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

                                AMENDMENT NO. 2

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended January 30, 1994 on Form 10-K as set forth on the pages attached hereto:

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (page 12)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STANDARD BRANDS PAINT COMPANY

Date: March 29, 1995                      By /s/ HOWARD S. SCHWARTZ
                                             -------------------------------------
                                             Howard S. Schwartz
                                             Senior Vice President/Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      (FINANCIAL INFORMATION IN THOUSANDS)

INTRODUCTION

    The Company emerged from its reorganization proceedings in June, 1993. Management believes it will be able to concentrate on operational activities and pursue the Company's long-term growth and strategic objectives. The Company believes that its ability to meet growth and strategic objectives is contingent upon several factors. The Company has reduced the size of its retail paint store chain to a core group of stores concentrating on selling paint and related merchandise, and must increase operating profits from these remaining core stores. The Company will also focus on its competitive and asset strengths in paint market share, retail locations, and paint manufacturing capabilities. In a multifaceted approach, the Company hopes to add potential incremental business and profits by (i) remerchandising its retail paint stores, (ii) launching new paint products, (iii) increasing sales to outside retailers (i.e., private labeling), and (iv) reducing general corporate overhead costs associated with such areas as distribution, warehousing, and management information systems.

    On March 16, 1994, the Company entered into an agreement with the Insurance Company Lenders and Fidelity and Kodak for $10 million of new financing and a plan to restructure the Company's existing $103 million Insurance Company Loan and existing $6 million indebtedness with Fidelity and Kodak.

    Under the terms of the planned restructure, the Company has agreed to establish a grantor trust ("Real Estate Trust") to which it will transfer all but approximately 19 of its operating and non-operating real properties in exchange for the assumption by the Real Estate Trust of approximately $80 million of existing indebtedness owed to the Insurance Company Lenders under the Amended Insurance Company Loan. The Company estimates that the book value of the properties to be sold by the Real Estate Trust will exceed the sale proceeds, less applicable fees, expenses and other costs, by approximately $16,478. Accordingly, the Company has provided for this loss in the Consolidated Financial Statements for the fiscal year ended January 30, 1994. The establishment of the Real Estate Trust and transfer of substantially all of the Company's real estate properties is subject to stockholder approval at the Company's Annual Meeting to be held in June 1994. (See also Liquidity and Capitalization Measures.)

CHAPTER 11 FILINGS

    On February 11, 1992 ("Petition Date"), the Company and four (4) of its wholly-owned direct and indirect subsidiaries ("Debtors") filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California.

    On May 13, 1993 ("Confirmation Date"), based upon the receipt of the required creditor and equity holder acceptances under the Bankruptcy Code, the Bankruptcy Court confirmed the Debtors' Plan. On June 14, 1993 ("Effective Date"), all conditions to effectiveness were met and the Reorganization Plan became effective.

    In general, the Reorganization Plan provided for the resolution of all prepetition claims that existed at the Petition Date and cancellation of preferred stock, as well as the resolution of certain environmental and legal matters in exchange for cash, real property, other assets, and common stock. Pursuant to the Reorganization Plan, holders of the Company's common stock on the Effective Date retained their shares and 16,758,000 shares of additional common stock were issued and distributed in partial satisfaction of the allowed claims of the Company's creditors and preferred shareholders.

RESULTS OF OPERATIONS FISCAL YEARS 1993 AND 1992

    Upon emergence from its Chapter 11 proceedings, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and capital structure was recast in conformity with the Reorganization Plan, and as such, the Company has recorded the effects of the Reorganization Plan and Fresh-Start Reporting as of August 1, 1993. In connection with the adoption of Fresh-Start Reporting, the Company recorded one time adjustments of $41,463 (see, Reorganization Items) which increased the Company's net income for the six months ended August 1, 1993. The results of operations and cash flows for the six months ended August 1, 1993 include operations prior to the Company's emergence from Chapter 11 proceedings and the effect of adopting Fresh-Start Reporting, and include operations subsequent to the Company's emergence from Chapter 11 proceedings. Furthermore, the results of operations and cash flows for the six months ended January 30, 1994 include operations subsequent to the Company's emergence from Chapter 11 proceedings. As a result, net income (loss) for the six month period ended August 1, 1993 and six month period ended January 30, 1994 are not comparable with prior periods.

    Fiscal 1992 was impacted by the effects of the reorganization process and the restructuring of operations under Chapter 11. The Company began fiscal 1992 with extremely limited financial resources, poor in-stock inventory positions, intense pressure from competitors and weakened market conditions, particularly in the Company's core California markets. Shortly after filing for Chapter 11 protection, the Company arranged a $17,000 debtor-in-possession working capital facility with a financial institution which provided adequate liquidity during the Chapter 11 process. During the remainder of fiscal 1992, the Company restructured virtually all operational departments, closed selected marginal stores and sold certain real properties to better its financial position. Accordingly, the Company's financial statements for fiscal 1992 reflect sizeable Reorganization items including the costs of professional fees, store closings, estimated liabilities for rejected executory contracts and a write-off of the note receivable from the Leveraged Employee Stock Ownership Plan ("LESOP"). Such Reorganization items contributed to a loss of $21,675 for fiscal 1992.

PROFITABILITY MEASUREMENTS

    The Company's methods of measuring profitability stated below include various ratios and statistics which define key performance parameters from continuing operations:

                                              FISCAL YEAR 1993
                                         --------------------------
                                         SIX MONTHS     SIX MONTHS
                                            ENDED         ENDED              FISCAL YEAR
                                         JANUARY 30,    AUGUST 1,     -------------------------
                                            1994           1993           1992          1991
                                         -----------   ------------   ------------   ----------
                                         (SUCCESSOR    (PREDECESSOR
                                          COMPANY)       COMPANY)       (PREDECESSOR COMPANY)
Decrease in retail sales (1)(2)........  $ (21,140)    $   (2,341)    $  (27,999)    $(45,750)
Percentage decrease in retail sales
 (1)(2)................................      (21.2)%         (2.3)%        (12.1)%      (16.5)%
Percentage (decrease) increase in same
 store sales (1)(2)....................       (4.0)%          4.5%         (11.0)%      (12.6)%
Gross profit percentage................       37.7%          38.1%          38.8%        40.1%
(Loss) earnings before interest and
 taxes (3).............................  $ (27,192)    $   35,007     $  (24,359)    $(10,110)

------------------------
(1) Retail store sales for the six month period ended January 30, 1994 and the six month period ended August 1, 1993 reflect sales for 52 weeks compared to 53 weeks for fiscal 1992. The additional week of sales included in fiscal 1992 for the sixty-two (62) stores open as of January 30, 1994 was approximately $2.1 million.
(2) "Same" stores are defined as stores open for more than one year. For the six months ended January 30, 1994 and August 1, 1993, same store sales reflect sales for the sixty-two (62) stores which the Company operated as of January 30, 1994.
(3) In connection with the adoption of Fresh-Start Reporting, the Company recorded one-time adjustments of $41,463 (see Reorganization Items) which increased the Company's earnings before interest and taxes for the six months ended August 1, 1993.

SALES AND GROSS PROFIT

    The following table summarizes the decrease in sales for fiscal 1993:

                                                         FISCAL YEAR 1993
                                               -------------------------------------
                                                   SIX MONTHS         SIX MONTHS
                                                     ENDED               ENDED        FISCAL YEAR
                                                JANUARY 30, 1994    AUGUST 1, 1993        1992      VARIANCE
                                               ------------------  -----------------  ------------  ---------
                                                   (SUCCESSOR        (PREDECESSOR     (PREDECESSOR
                                                    COMPANY)           COMPANY)         COMPANY)
Continuing Paint Stores......................       $56,592            $ 62,586       $   118,844   $     344
Closed Paint Stores*.........................        21,761              32,566            71,886     (17,559)
                                                   --------        -----------------  ------------  ---------
                                                     78,353              95,152           190,730     (17,225)
Art Stores (1)...............................             0               5,571            11,827      (6,256)
Zynolyte Products Company (1)................             0              11,821            21,862     (10,041)
Major Paint Company and Export Sales.........         5,647               2,984             2,330       6,301
                                                   --------        -----------------  ------------  ---------
                                                    $84,000            $115,528       $   226,749   $ (27,221)
                                                   --------        -----------------  ------------  ---------
                                                   --------        -----------------  ------------  ---------

------------------------
* Updated to reflect additional store closures through January 30, 1994.

(1) These business units were transferred to newly formed corporations owned by a grantor trust pursuant to the Reorganization Plan, to secure the indebtedness owed to Fidelity and Kodak under the Fidelity/Kodak Secured Notes. Zynolyte Products Company was sold on August 2, 1993.

    Consolidated sales for the six months ending January 30, 1994 and the six months ending August 1, 1993 were $84,000 and $115,528 a decrease of $27,221 compared to $226,749 for the fiscal year ending January 31, 1993. The decreased sales were principally caused by the closure of unprofitable stores and the transfer of two of the Company's business units pursuant to its Reorganization Plan. The sales decrease for fiscal 1992 reflects the impact of the reorganization process and the restructuring of operations under Chapter 11. The Company began fiscal 1992 with extremely limited financial resources, poor in-stock inventory positions, heavy pressure from competitors and poor market conditions, particularly in the Company's core California markets. Sales for fiscal 1991 decreased due to poor in-stock positions and heavy competition from large discount warehouse stores.

    In connection with the adoption of Fresh-Start Reporting, the Company (referred to as "Successor Company" in the financial tables contained herein) adopted the First-in, First-out ("FIFO") method for determining the cost of its inventories. The Company's consolidated FIFO gross profit was 37.7%, 37.4% and 38.8% for the six months ended January 30, 1994, six months ended August 1, 1993 and twelve months ended January 31, 1993, respectively. The decreased margin resulted, in part, from strategic marketing decisions and competitive factors pursuant to which the Company reduced prices in certain product categories and utilized promotional markdowns to improve customer traffic and reduce discontinued merchandise.

    The Company's gross profit percentage for fiscal 1992 decreased to 38.8%. This change reflects the results of strategic marketing decisions and competitive factors whereby the Company reduced prices in certain product segments to attract and hold customers and utilized promotional markdowns to attempt to improve customer traffic. During fiscal 1991, the Company determined that a change in accounting principle to include as inventory costs all expenses directly related to the distribution of merchandise to stores was appropriate. Previously the Company charged specific merchandise cost and freight into the Company's warehouse as inventory costs.

    The Company's gross profit percentage decreased to 40.1% in fiscal 1991. This decrease results from the change in accounting principle discussed above ($5,550) as well as a focused change toward promotional pricing and special order merchandise sales dictated by the Company's search for liquidity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For fiscal 1993, selling, general and administrative expenses decreased 5.9% as follows:

                                                  FISCAL YEAR 1993
                                          ---------------------------------
                                             SIX MONTHS       SIX MONTHS
                                               ENDED             ENDED       FISCAL YEAR
                                          JANUARY 30, 1994  AUGUST 1, 1993       1992      VARIANCE
                                          ----------------  ---------------  ------------  --------
                                             (SUCCESSOR      (PREDECESSOR    (PREDECESSOR
                                              COMPANY)         COMPANY)        COMPANY)
Paint Stores............................  $    29,314       $   35,722       $    68,272   $ (3,236)
Art Stores (1)..........................            0            2,047             3,819     (1,772)
Zynolyte Products Company (1)...........            0            2,722             4,501     (1,779)
Major Paint Company and Export Sales....        1,174              114               244      1,044
Corporate costs.........................        4,154            5,103             8,543        714
                                             --------       ---------------  ------------  --------
                                          $    34,642       $   45,708       $    85,379   $ (5,029)
                                             --------       ---------------  ------------  --------
                                             --------       ---------------  ------------  --------

------------------------
(1) These business units were transferred to newly formed corporations owned by a grantor trust pursuant to the Reorganization Plan, to secure the indebtedness owed to Fidelity and Kodak under the Fidelity/Kodak Secured Notes. Zynolyte Products Company was sold on August 2, 1993.

    The decrease results primarily from the closing of 57 stores and the transfer of two of the Company's business units pursuant to its Plan. Selling, general and administrative expenses were 41.2% and 39.6% of sales, for the six months ended January 30, 1994 and August 1, 1993, respectively, versus 37.7% for the fiscal year ended January 31, 1993. The increase in the percentage of sales for the six months ended January 30, 1994 and August 1, 1993 versus fiscal 1992 is due to the reduction in sales as previously discussed and the fixed nature of certain expenses.

    The decrease for fiscal 1992 resulted from the closing of 15 stores and stringent cost controls. For fiscal 1991, the decrease resulted from the change in accounting for warehouse costs and the Company's program to close selected unprofitable stores.

RESTRUCTURING CHARGES

    The results of operations for the fiscal year ended January 30, 1994 reflect a provision of $6,000 for the anticipated costs to effect the expanded restructuring of the Company's operations and closure of approximately thirty-four (34) retail outlets which the Company owns. This provision includes $3,200 for inventory clearance markdowns, employee severance and other store closing costs. The provision also includes $1,200 for property taxes, utilities, maintenance and other ongoing holding costs which the Company expects to incur until these thirty-four (34) retail stores are sold and $1,600 for similar ongoing costs relating to 31 previously closed stores which, due to various market conditions, have not yet been sold.

    The Company has reduced the number of paint stores in operation to 62 from 120 since emerging from bankruptcy on June 14, 1993 and plans to be operating approximately 59 retail outlets by the end of May, 1994. This is revised from the Company's initial plan to maintain approximately 80 of its stores in operation.

    At the end of fiscal 1991, the Company identified certain paint stores which were unprofitable. The Company determined that these stores should be closed and recorded a $2,000 restructuring charge against the fiscal 1991 earnings to recognize markdown and other costs related to the closing of those stores.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was $1,744 and $2,558 for the six months ended January 30, 1994 and August 1, 1993, respectively, versus $5,910 for the fiscal year ended January 31, 1993. This decrease was principally due to the sale of surplus real estate properties and the Company's adoption of Fresh-Start reporting whereby it restated and reallocated real estate values between non-depreciable land and depreciable buildings and fixtures. In addition, the Company does not depreciate non-operating properties held for sale as such properties are carried at their net realizable value. Depreciation and amortization was $5,956 in fiscal 1991.

INTEREST INCOME AND INTEREST EXPENSE

    Interest income reflects amounts earned on cash deposits. Interest expense includes accrued amounts on the Senior Notes, short-term borrowings, as well as the other debt. Interest expense for the six months ended January 30, 1994 and six months ended August 1, 1993 was $5,358 and $6,556, respectively, versus $13,846 for the year ended January 31, 1993. The decrease results from the reduction of outstanding long-term debt from the sale of real property encumbered under the Company's Senior Notes and settlement of prepetition obligations pursuant to the Plan.

    Interest income for fiscal 1992 of $156 is classified as a component of Reorganization Items in the Company's consolidated financial statements. Interest income of $1,397 for fiscal 1991 reflects the availability and investment of excess funds prior to the time such funds were required for working capital.

    During its Chapter 11 case, the Company accrued interest on the Insurance Company Loan at 9%. Under the terms of an "Adequate Protection Stipulation" approved by the Bankruptcy Court the Company was required to make payments to the Insurance Company Lenders amounting to $900 per month. Such interest expense was approximately $3,331 less than the contractual stated rate (initially 11.75%). Similarly, the Company accrued interest on the Revolving Loan and LESOP loan at prime plus 2%.

    Interest expense during fiscal 1991 decreased in direct relationship to the repayment of debt. The Company repaid (net of issuance) $9,124 in 1991.

OTHER INCOME

    Other income primarily represents the Company's gains on the sales of real property.

LOSS ON TRANSFER OF REAL PROPERTIES TO A GRANTOR TRUST

    On March 16, 1994, the Company entered into an agreement with the Insurance Company Lenders and Fidelity and Kodak for $10 million of new financing and a plan to restructure the Company's existing $103 million Insurance Company Loan and existing $6 million indebtedness with Fidelity and Kodak.

    Under the terms of the planned restructure, the Company has agreed to establish a grantor trust ("Real Estate Trust") to which it will transfer all but approximately 19 of its operating and non-operating real properties in exchange for the assumption by the Real Estate Trust of approximately $80 million of existing indebtedness owed to the Insurance Company Lenders under the Amended Insurance Company Loan. The Company estimates that the book value of the properties to be sold by the Real Estate Trust will exceed the sale proceeds, less applicable fees, expenses and other costs, by approximately $16,478. Accordingly, the Company has provided for this loss in the Consolidated Financial Statements for the fiscal year ended January 30, 1994. (See also Liquidity and Capitalization Measures).

REORGANIZATION ITEMS

    Reorganization items consist of expenses directly related to the reorganization of the Company from the Petition Date through the Effective Date, including professional fees and other costs related to the administration of bankruptcy matters. In addition, reorganization items include adjustments to record assets and liabilities at fair value in connection with the Company's adoption of Fresh-Start Reporting, and a loss on the sale of business units and real properties transferred to a grantor trust in accordance with the Plan. Additional information is included in Item 1 and in Note 2 to the Consolidated Financial Statements.

INCOME TAXES

    The tax provision for fiscal 1993 represents the minimum due for franchise taxes and the net change in deferred tax.

    The 1992 tax provisions represents the expense associated with settlement of an Internal Revenue Service examination covering the Company's four fiscal years preceding the Chapter 11 filing, additional refunds received from carryback of the federal and state operating losses for fiscal 1991, state tax liabilities for fiscal 1992, and the net change in deferred tax for fiscal 1992.

    The 1991 tax provision represents the Company's current benefit equivalent to the anticipated tax refund available when the current year's taxable loss is carried back to offset previous year's tax liabilities plus the liquidation of deferred taxes related to balance sheet changes reflected in selected assets and liabilities at the end of fiscal 1991.

LIQUIDITY AND CAPITALIZATION MEASURES

    The Company considers the following as comparative measures of liquidity and capital resources:

                                        FISCAL YEAR 1993
                                ---------------------------------
                                  SIX MONTHS
                                     ENDED          SIX MONTHS              FISCAL YEAR
                                  JANUARY 30,          ENDED        ---------------------------
                                     1994         AUGUST 1, 1993        1992          1991
                                ---------------   ---------------   ------------  -------------
                                  (SUCCESSOR       (PREDECESSOR
                                   COMPANY)          COMPANY)          (PREDECESSOR COMPANY)
Working capital (deficiency)
 (1)(2).......................  $     (2,206)     $      5,909      $     30,155  $    (126,976)
Current ratio (1)(2)..........      .94 to 1         1.14 to 1         2.15 to 1       .32 to 1
Cash (used for) provided by
 operating activities.........  $    (11,413)     $     (9,089)     $        648  $       7,880
Debt and mandatory redeemable
 preferred stock to
 stockholders' equity ratio
 (1)(2).......................     10.7 to 1         7.05 to 1       (7.44) to 1   (78.27) to 1

------------------------
(1) As of January 31, 1993, all contractual debt has been classified as non-current or as a liability subject to compromise.

(2) As of January 26, 1992, all contractual debt for legal entities in Chapter 11 had been classified as current because of various loan covenant violations.

    The Company's capital structure remains highly leveraged despite its recapitalization and restructuring.

    On the Effective Date, the Company repaid $2.2 million previously borrowed under its Debtor-in-Possession ("DIP") line of credit, and through January 30, 1994 borrowed approximately $6.6 million (net) available under a new Loan and Security Agreement dated June 14, 1993 with Foothill Capital Corporation ("Foothill").

    At January 30, 1994, the Company had no additional availability under its working capital facility with Foothill. The credit agreement provided for a one year renewal on June 14, 1994. On April 14, 1994, the credit agreement was amended to extend the line of credit for three additional years through April 14, 1997. As of January 30, 1994, the Company was not in compliance with certain financial covenants contained in the Amended Insurance Company Loan. On March 16, 1994, the Amended Insurance Company Loan was amended to provide, among other things, a waiver of compliance with all financial covenants until April 30, 1995.

    During the third and fourth quarters of fiscal 1993, the Company borrowed an additional $6 million for working capital from the grantor trust established under the Reorganization Plan. The grantor trust financed the loan on issuer notes to Fidelity and Kodak in an aggregate amount of $6 million upon terms substantially identical to the Fidelity/Kodak Secured Notes. During the fourth quarter of fiscal 1993, the Insurance Company Lenders agreed to defer a mandatory $1.0 million prepayment due under the Amended Insurance Company Loan for a period of six months upon terms substantially identical to the Amended Insurance Company Loan.

    Notwithstanding the additional borrowings discussed above, the Company continued to experience cash flow difficulties due to continued operating losses and the lack of sufficient borrowing availability under its credit agreement with Foothill.

    On March 16, 1994, the Company entered into an agreement with the Insurance Company Lenders and Fidelity and Kodak for $10 million of new financing and a plan to restructure the Company's existing $103 million Insurance Company Loan and existing $6 million indebtedness with Fidelity and Kodak. Under the terms of this agreement, the Company borrowed an aggregate of $10 million from the Insurance Company Lenders, Fidelity and Kodak (the "New Loan"). The New Loan provides for monthly interest at a rate of 10% per annum. Principal on the loan is due in full in March 1999. The indebtedness is secured by a second lien on substantially all of the Company's real property. The loan proceeds will be used to pay existing trade debt, provide working capital and pay for transaction expenses.

    The $10 million of new financing coupled with projected cash flow from operations is expected to provide adequate liquidity coverage through the 1994 fiscal year end.

    Fidelity and Kodak have agreed to restructure $6 million of existing indebtedness to a term of six years with interest payable quarterly at a rate of 10% per annum. This indebtedness will be secured by a third lien on certain of the Company's real properties.

    Under the terms of the planned restructure, the Company has agreed to establish a grantor trust ("Real Estate Trust") to which it will transfer all but approximately 19 of its operating and non-operating real properties in exchange for the assumptions by the Real Estate Trust of approximately $80 million of existing indebtedness owed to the Insurance Company Lenders under the Amended Insurance Company Loan ("Assumed Indebtedness"). The Company estimates that the book value of the properties to be sold by the Real Estate Trust will exceed the sale proceeds, less applicable fees, expense and other costs, by approximately $16,478. Accordingly, the Company has provided for this loss in the Consolidated Financial Statements for the fiscal year ended January 30, 1994. Interest and principal on the Assumed Indebtedness will only be payable to the extent of proceeds from sales of Real Estate Trust assets. The interest rate on the Assumed Indebtedness will be increased to 10% per annum. The Company will provide a limited guaranty in an amount equal to 10% of the Assumed Indebtedness.

    The servicer of the Real Estate Trust will be Transamerica Realty Services, Inc. (the "Servicer"). The Servicer will sell the Real Estate Trust assets in the ordinary course. Until sold, the operating properties will be leased back to the Company for no rent until October 31, 1997. Proceeds from such sales will be used to repay the Assumed Indebtedness. The Company will retain an 80% residuary interest in the Real Estate Trust after all of the Assumed Indebtedness has been repaid. The Insurance Company Lenders will retain a 20% residuary interest in the Real Estate Trust. As operating properties are sold, the Company intends generally to either remain in the location on a leased basis, or relocate to new leased premises.

    The establishment of the Real Estate Trust and transfer of substantially all of the Company's real estate properties is subject to stockholder approval at the Company's Annual Meeting to be held in June 1994. Upon the establishment of the Real Estate Trust, the Company has agreed to issue to the Insurance Company Lenders, Fidelity and Kodak warrants to purchase an aggregate of 750,000 shares of the Company's common stock at an exercise price equal to the market price for the shares on the day of grant. Thirty months from the establishment of the Real Estate Trust, warrants to purchase an additional aggregate of 750,000 shares will be issued to the Insurance Company Lenders, Fidelity and Kodak. In each case the warrants will be redeemable by the Company for a price equal to $1.00 per share.

    Under the terms of the restructure, if the Real Estate Trust is not established and the properties transferred by September 16, 1994, then the principal on the New Loan and the existing indebtedness to Fidelity and Kodak will become due and payable.

    The existing Insurance Company Lenders' indebtedness not assumed by the Real Estate Trust (approximately $23 million) ("Retained Indebtedness") will be restructured to provide for principal to be due and owing in March 1999. Interest will continue to be due monthly at an annual rate of 9% per annum. The Retained Indebtedness will continue to be secured by real properties of the Company not transferred to the Real Estate Trust.

    At June 13, 1994, the  Company operated 58 paint  stores (62 at January  30,
1994), 31 of which are among the 91 parcels of real property to be transferred to the Real Estate Trust. From the date upon which those parcels are transferred to the Real Estate Trust until the date upon which those parcels are sold, the Company shall not be responsible for any lease payments to the Real Estate Trust, provided the sales occur prior to October 31, 1997. Upon the sale of those parcels, the Company intends generally to either remain in the same location on a leased basis or relocate to new leased locations. The Company will be given a minimum of four months notice prior to the sale of any currently operating retail paint store. The Company has already engaged a real estate consultant who is actively involved in identifying potential sites for new stores.

    The Company's liquidity coverage is highly dependent on cash flow from operating paint stores. During fiscal 1993, the cash flow from the then 58 operating paint stores was approximately $13.1 million of which approximately $5.8 million was the cash flow from the 31 stores which are to be transferred to the Real Estate Trust. While it is the Company's intention generally to either remain in the same location on a leased basis or relocate to new leased locations, the Company can give no assurances that it will be able to negotiate favorable leases for the same locations or find and relocate to suitable new leased locations with favorable terms as these stores are sold.

    Beginning with fiscal 1995, the Company's cash flow could be seriously impacted depending on the number of operating stores which could be sold and the timing of such sales. Should this occur, the Company's ability to meet its obligations would be impaired and additional sources of working capital would be required. The Company would then pursue other potential financing activities which may include the sale of certain other assets such as the Major Paint Company.

    As previously discussed, a proposed restructuring of the Company's debt with the Insurance Company Lenders, which will substantially reduce the Company's debt service requirements, is subject to stockholder approval. Since this restructuring has not yet been approved by the Company's stockholders, the report of the Company's independent auditors dated April 22, 1994 indicates that there is substantial doubt as to the Company's ability to continue as a going concern. The potential consequences of the Company's inability to continue as a going concern would be the filing of a petition(s) under chapter 7 of the United States Bankruptcy Code.

    However, the Company expects that the proposed restructuring of debt will be approved by the stockholders at the Annual Meeting. Fidelity and Kodak have advised the Corporation that they currently intend to vote their shares, approximately 41.56% of the issued and outstanding common stock of the Company, for this proposal. The Insurance Company Lenders have agreed to vote their shares, approximately 21.8% of the issued and outstanding common stock of the Company, in the same proportion that all other shares are voted for or against the proposal.

INVENTORY VALUATION

    During the first quarter of fiscal 1991, the Company determined that a change in accounting principles to include as inventory costs all expenses directly related to the distribution of merchandise to the stores was appropriate. Previously, the Company charged specific merchandise cost and freight into the Company's warehouse as inventory costs. The Company believes that the new costing technique is preferable because (1) it more appropriately matches costs and revenue in the periods in which the revenues are earned and (2) the method more closely corresponds with the methods used by others within the Company's industry.

    The additional freight and rehandling costs associated with the Company's restructuring and closing of stores during fiscal 1993 were not included as inventory costs. The inventory in those stores designated to close was substantially liquidated through in-store clearance sales with remaining minimal amounts transferred to other nearby stores. The costs of transferring the remaining inventory was charged to operations. The nature of the additional freight and handling costs consisted of freight charges to move store fixtures and remaining inventory from a closed store to a nearby store and labor costs associated with packing, loading, and unloading of the store fixtures and inventory.

COMMITMENTS AND CONTINGENCIES

    As of January 30, 1994, the Company has been notified that it is a potentially responsible party (PRP) with respect to hazardous waste at five (5) of its sites. The Company has estimated and accrued for the costs of its participation in remediation activities based upon a reasonable estimate of the costs, or if available information indicates that the estimated amount of the costs is within a range, the lower end of the range was accrued. The determination was based on an analysis of each of the five sites. The Company believes that there will not be a future material change to earnings due to its PRP status at these sites based on the amounts accrued.

EXPLANATION OF SALES DECREASE FOR 1992

    The sales decrease for fiscal 1992 reflects the impact of the reorganization process and restructuring of operations under Chapter 11. The Company began fiscal 1992 with extremely limited financial resources, poor-in-stock inventory positions, heavy pressure from competitors and poor market conditions, particularly in the Company's core California markets. The impact of the reorganization process and the restructuring of operations under Chapter 11 is not expected to negatively impact sales in the future. However, the Company's sales are still impacted by poor market conditions in the California markets and sales in the future may be impacted by heavy pressure from competitors.