Form 10-K405
period 1995-01-29
STANDARD BRANDS PAINT CO
filed 1995-04-27
CIK 93308

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

 (MARK ONE)
    /X/                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              FOR THE FISCAL YEAR ENDED JANUARY 29, 1995
                                                  OR
    / /                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     FOR THE TRANSITION PERIOD FROM ------------ TO ------------
                                    COMMISSION FILE NUMBER 1-4505

                         STANDARD BRANDS PAINT COMPANY
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           95-6029682
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

              4300 WEST 190TH STREET                                    90509-2956
               TORRANCE, CALIFORNIA                                     (Zip Code)
              (Address of principal
                executive offices)

       Registrant's telephone number, including area code: (310) 214-2411

          Securities registered pursuant to Section 12(b) of the Act:

              COMMON STOCK, $.01 PAR VALUE                                NEW YORK STOCK EXCHANGE
- --------------------------------------------------------  --------------------------------------------------------
                  Title of each class                                     Name of each exchange on
                                                                              which registered

       Securities registered pursuant to Section 12 (g) of the Act: NONE

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.   Yes __X__    No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

              THE EXHIBIT INDEX IS LOCATED AT PAGES 28 THROUGH 32.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes __X__    No ____

    As of April 7, 1995 the registrant had 22,429,275 shares of its Common Stock, $.01 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,868,881 (approximately based upon the closing price of the Common Stock on the New York Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be filed within 120 days from the Company's fiscal year end are incorporated into Part III by reference.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Standard Brands Paint Company, a Delaware corporation founded in 1939 (hereinafter referred to, together with its consolidated subsidiaries, as the "Company") is an integrated supplier of paint and related products. The Company endeavors to provide the do-it-yourself customer with exceptional value through a complete selection of high quality merchandise at competitive prices, supported by attentive, friendly and expert service and project advice. As of January 29, 1995, the end of the 1994 fiscal year (the term "fiscal year" refers to the Company's yearly period ending in January of the year following the year described, so, "1994 fiscal year" means the yearly period ending in January,
1995), the Company operated 58 retail units. Retail locations identified for eventual sale are not necessarily reflective of any intention to abandon an area or market. The Company is also looking at opportunities to improve certain owned locations with leased store sites.

    As discussed below, the Company has entered into agreements with Corimon, S.A.C.A., a Venezuelan corporation, the Company's Insurance Company Lenders, Fidelity Capital & Income Fund ("FCI") and Kodak Retirement Income Plan Trust Fund ("KRI") to provide a material financial restructuring of the Company. See "1995 Restructuring".

STANDARD BRANDS SPECIALTY RETAIL STORES

    The Company's specialty retail stores (the "Paint Stores") cater to the do-it-yourself customer. The Company pioneered this retailing concept in 1939 and continues to be one of the major specialty retailers of paint and home decorating products in the western United States. The Company's marketing goal for the retail stores is to provide the best source for paint and related products in the Company's marketing area aimed at the needs of the "do-it-yourself" customer interested in decorating and maintaining his or her home. The retail stores' marketing strategy is to characterize the retail stores as "neighborhood" Paint Stores, offering the best selection of paint and related products aimed at the needs of the do-it-yourself customer, coupled with first class service and everyday low prices.

    The retail stores generally offer the do-it-yourself customer the most complete selection of paint, paint applicator products and accessories, wallcoverings, window treatments and floorcoverings combined under one roof, as well as excellent selections of art supplies. Over 8,000 stock keeping units offer large selections of paint colors in addition to wallcoverings, window treatments, flooring and carpeting, and art material. Stock-keeping units are offered in quantities and assortments large enough to handle virtually any home decorating project. Large selections of paint colors, wallcoverings, window treatments, flooring and carpeting are also conveniently offered through special order to meet customer demands. In addition, a multitude of products are conveniently offered through special order to meet customer demands of even the most discriminating decorator.

    The retail stores stock the Company's own high quality products in addition to national name brand merchandise. The Company continually reviews its product mix, discontinuing some products and adding others, to anticipate and meet the changing needs of its customers. A wide selection of the most popular products are offered at prices comparable to those of the Company's primary competitors.

    The Company's marketing strategy emphasizes the retailing of quality paint at competitive prices with friendly, knowledgeable service. The Company strives to distinguish itself from large warehouse operations by emphasizing customer service. The Company's sales staff offers one-on-one personal service including step-by-step project advice in all product categories.

    As of January 29, 1995, the Company operated 58 retail stores. When selecting a retail location, the Company searches for sites on well trafficked streets in popular shopping areas, generally on or near major intersections. The Paint Stores range in size from sites of approximately 3,800 square feet to stores of approximately 21,900 square feet. In the more prevalent format, the retail stores range from approximately 10,000 to 16,000 square feet, resulting in an average of approximately 13,300 square feet. Net retail selling space ranges from approximately 3,300 square feet to 18,500 square feet, resulting in an average of approximately 11,800 square feet.

ADVERTISING

    The Company's retail advertising utilizes an aggressive multimedia approach to attract new customers and to reemphasize values to existing customers. Print advertising represented 68% of the overall budget, and 3.3% of retail sales in the 1994 fiscal year. Television and radio advertising represented 21% of the overall budget, while yellow page advertising fees, publicity, etc. represented the balance. For the 1994 fiscal year, the Company spent 4.8% of sales on advertising costs.

MERCHANDISING

    The Company's retail merchandise strategy is to offer to its customers the most comprehensive selection of quality paint and paint-related items, wallcoverings, window treatment, floor coverings, and art and hobby supplies at competitive prices.

    PAINT. The largest single specialty product group in the Company's retail sales mix is paint which contributed 45.6% to total retail sales for the 1994 fiscal year. Of those sales, 75.9% were from paint and paint-related products manufactured by the Company's Major Paint Company subsidiary. The Company's most notable manufactured paint lines, DECADE and HIDE-ALL, are heavily advertised and promoted. The Company's retail stores carry a vast selection of types and qualities of paint and paint specialty products. The Company can computer match and mix any color of paint that a customer might need, and offers this service free of charge. Paint applicators, accessories and sundries added another 13.3% to retail sales for the 1994 fiscal year.

    FLOORCOVERING. The Company's retail stores offer a wide selection of hard surface floorcoverings including sheet vinyl, floor tile, ceramic, marble and wood tile, as well as a full compliment of carpeting, ranging from fine quality broadloom to indoor/outdoor. Floorcovering contributed 21.3% to total retail sales for the 1994 fiscal year.

    WALLCOVERING. The Company's retail stores stock an average of 150 wallpaper patterns, and offer approximately 30,000 wallpaper patterns through in-store selection of special order books and offer virtually every pattern of every national brand of wallcovering through a customized direct order program. Among other wall decor options available at the stores are wall murals, cork panels and mirrors. Wallcovering contributed 3.2% to total retail sales for the 1994 fiscal year.

    WINDOW TREATMENT. A full selection of vertical blinds, mini blinds, pleated shades, valances, drapery hardware and exterior blinds is available at the Company's retail stores. The Company's special order program offers customized selections to meet its customer's individual demands and specifications. Window treatment made up 4.3% of total retail sales for the 1994 fiscal year.

    ART MATERIALS. The Company's retail stores carry a wide range of artists materials including artists colors, brushes, canvas, frames and papers. They also stock drafting materials, easels, marking pens, printing inks, adhesives, and other complementary materials aimed at accommodating the part-time artist. Sales of art materials contributed 6.4% to total retail sales for the 1994 fiscal year.

    CONVENIENCE AND REPLACEMENT ITEMS. The Company's retail stores carry an assortment of products often needed by customers as replacement items to complete their painting project, including lighting, plumbing, electrical, cabinet hardware, security hardware, cleaners and waxes, and shelf paper. Sales of convenience and replacement items contributed 5.9% to total retail sales for the 1994 fiscal year ended.

    IN HOME SALES AND SERVICES. During the fourth quarter of fiscal 1993, the Company implemented a new "In-Home Sales and Services" program. This program is designed to meet its customers needs for expert, at-home consultation for home fashion products, especially the measuring and selection of floorcovering and window treatment.

COMPETITION

    The Company competes in the paint and decorating industry. This is a specialty segment of the retail industry and the key product categories are paint, wall coverings, floor coverings and window treatments. The Company is a significant participant in all four groups, and in fact these four groups are the primary focus of the Company.

    Nationally over 50% of paint sales, 30% of window treatments and 75% of floor covering sales are accounted for by this specialty retail segment. In 1993 over 18,000 specialty retail outlets offered these products. Sales growth in the industry has been in the 6-7% annual average increase range in recent years.

    The Paint Stores compete with numerous general merchandisers and warehouse stores that emphasize everyday low pricing, home improvement centers, paint and wallpaper stores, hardware and specialty stores located in the same geographical areas. The market for Paint Store products is highly fragmented and competition is based upon service, product, quality and price.

    The Company has identified its target customer as the do-it-yourself or buy-it-yourself homeowner with an additional target of the handyman as opposed to the contractor.

    The  primary  competitors  for  the  targeted  consumer  profile  are   home
improvement warehouses, home improvement centers, discount stores, department stores and warehouse clubs.

MANAGEMENT INFORMATION SYSTEMS

    All of the Company's retail units are computer linked to its main frame computer. Sales transactions are computer processed and UPC bar code scanning is operational in all stores. The Company plans, within the next 12 to 24 months, to replace its present mainframe computer with a mini-computer system. The conversion to a mini-computer system will result in sizeable reductions in operating and support services costs.

TRAINING AND DEVELOPMENT

    Vendors and industry professionals are called upon to provide product and job training in live sessions or on video tape to improve the Company's ability to better serve customers and increase customer count. Retail store employees receive customer service training on a regular basis to reinforce the priority of satisfying customers and ensuring their return for future needs. This training emphasizes that a transaction can only be good for the Company if it is good for the customer.

TRADEMARKS

    The Company owns, or is in the process of applying for, federal and state registrations of numerous trademarks and servicemarks associated with its products, including STANDARD BRANDS, DECADE, NEXT DECADE, ADVANTAGE, GALLERIE, HIDE-ALL, KIDDO, NEAT AND CLEAN, PREMIUM, PROFESSIONAL, RUST DEFENDER, RUST GUARD, SATIN WALL FINISH, STANDARD BRANDS WINDSOR 21, SUPER-TONE, WALL OF ANOTHER COLOR, MAJOR, WITH MY OWN TWO HANDS and its Brush Design Logo.

SEASONALITY OF RETAIL BUSINESS

    Due to warm-weather paint purchase and use trends by consumers and the significant proportion of retail sales to the Company's total revenue, sales tend to be highest during the summer months.

MAJOR PAINT COMPANY

    The Company's wholly-owned subsidiary, Major Paint Company, manufactures and distributes high quality paint and related products. Major Paint Company's production capacity enables it to control availability, minimize inventories and price its products competitively. Major Paint Company's production facilities manufacture predominantly water-based, interior/exterior paints and are automated to maximize productivity and are environmentally safe.

    Major Paint Company produces approximately 76% of the paints sold by the Company in its retail stores, consisting of 27 lines of paint and paint products.

    For the 1994 fiscal year, Major Paint Company packaged 5.1 million gallons of paint and paint products at its Torrance, California facility.

    Major Paint Company actively pursues outside sales through the manufacture and sale of both the Company's labeled paint products, paints packaged under private labels and paint concentrate. Major Paint Company's sales to unaffiliated companies were $9.2 million for the 1994 fiscal year.

    The paints manufactured by Major Paint Company require over 100 raw materials including resins such as latex emulsions and alkyd solutions, pigments such as titanium dioxide and other chemicals such as glycols and solvents, all of which are generally available from several suppliers in sufficient quantities.

    RESEARCH AND DEVELOPMENT. Major Paint Company is responsible for the research and development activities associated with the Company's paint and paint-related products. A fully equipped laboratory is maintained, staffed by chemists and laboratory technicians, to research and develop new product formulations.

    New and alternative raw materials are also tested in this research and development laboratory to determine their value in further improving the coverage, flow and leveling qualities of the Company's paints. The Company expended $172,000 in connection with research and development activities for the 1994 fiscal year, compared to $364,600 for the 1993 fiscal year and $414,100 for the 1992 fiscal year.

    QUALITY CONTROL. Assuring the quality of its paint products is a top priority of the Company. Once a formulation has been developed by Major Paint Company's research laboratory, every production batch is tested in the quality control lab for both its practical properties and its technical specifications. A staff of chemists and technicians is employed to guarantee the consistency and quality of all the products manufactured by Major Paint Company.

    COMPETITION. Major Paint Company competes with both large national paint producers and smaller regional producers throughout the western United States outside of Company stores. Major Paint Company is considered competitive in both price and quality. Important national competitors are Sherwin Williams, Glidden, Dutch Boy, and PPG. Smaller regional companies such as Sinclair, Behr, Ameritone and United Paint among others provide regional competition. Major Paint Company has certain advantages in its low cost structure and in being a full line producer. Lack of costs associated with national advertising is also an advantage in Major Paint Company keeping its competitive edge.

    TRADEMARKS. Major Paint Company owns, or is in the process of applying for, federal and state registrations of numerous trademarks and service marks associated with its products, including BASIX, CONTEMPO, CYCLE II, CONTRACTOR'S CHOICE, CONTRACTORS GRADE A, KIDS PRUF-MOM'S SECRET WEAPON, and SUDDENLY 21.

ENVIRONMENTAL MATTERS

    As of January 29, 1995, the Company has been notified that it is a potentially responsible party (PRP) with respect to hazardous waste at seven (7) of its sites. The Company has estimated and accrued for the costs of its participation in remediation activities based upon a reasonable estimate of the costs, or if available information indicates that the estimated amount of the costs is within a range, the lower end of the range was accrued. The determination was based on an analysis of each of the seven sites. The Company believes that there will not be a future material charge to earnings due to its PRP status at these sites based on the amounts accrued.

    The Company undertakes to comply with various governmental regulations pertaining to the environment, the use, storage and discharge of waste materials and worker safety. The Company maintains health and safety programs to minimize potential exposures and to protect the health and welfare of employees and
community  residents.  Major  Paint   Company's  Torrance  paint   manufacturing
operation has been exempted from federal and state permit requirements due to its program in waste reduction at the source and through recycling then reusing manufacturing process waste water.

Due to the nature of paint products manufactured and/or sold in the past, the Company received various notifications from governmental agencies and landowners prior to and during the Chapter 11 Proceeding that it may have been a potentially responsible party at several sites. These matters were compromised and settled as part of the Reorganization Plan.

    As part of its environmental disposal program, Major Paint Company currently manufacturers and sells recycled paint to municipalities, state governments, the United States General Services Administration and to retail customers through the Paint Stores. The recycled paint consists of old paint, manufacturing waste and virgin materials.

    Capital expenditures to comply with governmental regulations have not been significant and have had no material effect upon the Company's competitive position or earnings.

EMPLOYEES

    As of January 29, 1995, the Company employed 853 people, 592 of whom worked in retailing and 261 of whom worked in office, warehousing and manufacturing positions. Approximately 60% of the Company's employees are represented by the United Food and Commercial Workers Union ("UFCW"). The majority of these employees are covered by four-year contracts with the UFCW which were ratified in November 1991.

FINANCIAL CONDITION PRIOR TO CHAPTER 11 FILING

    In 1987, the Company implemented a recapitalization pursuant to which the Company repurchased 55% of the then outstanding shares of the Company's Common Stock ("1987 Recapitalization"). The 1987 Recapitalization was financed by approximately $190 million of new debt and the issuance of $16.3 million of Series B Preferred Stock. The indebtedness incurred consisted of (i) a $132.5 million loan secured by substantially all of the Company's real estate ("Insurance Company Loan Agreement") from the Insurance Company Lenders, (ii) bank ("Bank") financing for a $45 million revolving line of credit and (iii) a $15 million loan to the Company's Leveraged Employee Stock Ownership Plan ("LESOP").

    The Company implemented a business plan concurrent with the 1987 Recapitalization emphasizing various strategic changes to the Company's operations. During the 1988 and 1989 fiscal years, however, extrinsic factors dramatically reduced the Company's profitability. Declines in housing starts, a consumer spending slowdown in several of the Company's markets, defense budget reductions and increased competition from warehouse-type distributors and large home centers in already saturated markets resulted in reduced sales and caused the Company to reduce prices leading to an erosion of the Company's retail gross profit margins.

    As the Company continued to experience reduced sales and a deteriorating financial condition, its gross profit margin continued to erode due to poor economic conditions along with promotional pricing and the need for special order merchandise (dictated by tightening liquidity). The Company made a strategic decision to refocus the marketing and the merchandising strategy for its retail stores and return to its historical role as a retail center for paint. In spite of its efforts, high levels of debt service caused operating losses of $10 million for the fiscal year ended January 27, 1991.

    In the first quarter of fiscal 1991, the Company's bank credit facilities were cancelled, resulting in a $5 million decrease in available working capital. The Company's trade creditors, in response, modified their terms, restricted credit, or limited or withheld merchandise shipments. As a result, inventory levels became insufficient to sustain normal operations. In addition, the Company lacked liquid resources for debt service due to operational problems and the depressed economic conditions. In May 1991, unable to refinance the obligations owed under the bank facility, the Company defaulted under certain financial covenants with the Insurance Company Lenders. The Company restructured its debt in the latter part of May 1991 by amending the Insurance Company Loan Agreement to include a pledge of $1.2 million in value of previously unencumbered and undeveloped real estate, and a preferred stock exchange of $7.9 million of Series D Preferred Stock and $8.3 million of Series E Preferred Stock. The Bank received additional collateral in the form of the Company's LESOP note receivable for the LESOP loan. Following this restructure, the Company sought but was unable to obtain additional capital. For the fiscal year ended January 26, 1992, the Company reported a net loss of $18 million and an operating loss of $26.7 million.

CHAPTER 11 FILING AND PLAN OF REORGANIZATION

    Unable to resolve its financial problems, the Company, and four of its direct and indirect wholly-owned subsidiaries, Standard Brands Paint Co., a California corporation, Major Paint Company, a California corporation, Standard Brands Realty Co., Inc., a California corporation, and Zynolyte Products Company, a California corporation, filed separate voluntary petitions under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Section101 et seq., on February 11, 1992, for the purpose of implementing the operational and financial restructuring of their businesses. On March 3, 1993, the Company along with the other filed subsidiaries, filed their Fourth Amended Joint Plan of Reorganization (the "Reorganization Plan") with the bankruptcy court. The Reorganization Plan was confirmed by the Bankruptcy Court on May 13, 1993 and became effective on June 14, 1993.

    The Reorganization Plan resulted in a recapitalization of the Company and a change in management as follows: (i) approximately $29.6 million of the outstanding debt owed to FCI and KRI as successors in interest to the Bank, was converted into 11,283,720 shares of Common Stock, or approximately 50.5% of the Company's issued and outstanding Common Stock as of the effective date of the Reorganization Plan, (ii) the maturity date of the Insurance Company Loan (with a principal amount outstanding of approximately $117 million) was extended at a reduced interest rate (the "Amended Insurance Company Loan"), (iii) unsecured priority claims were paid cash in full, (iv) $22 million of unsecured claims were paid through the distribution of $8.8 million cash plus proceeds of up to $4.2 million from sales of eight of the Company's Colorado real estate properties, (v) the Company's existing outstanding Series D Preferred Stock and Series E Preferred Stock, including accrued but unpaid dividends (which was held by the Insurance Company Lenders) was exchanged for 5,474,280 shares of the Company's Common Stock or approximately 24.5% of the issued and outstanding Common Stock as of the effective date of the Reorganization Plan, (vi) all of the common stock held by the LESOP and Payroll Stock Ownership Plan ("PAYSOP") was distributed to plan participants, and (vii) a new board of directors and senior management team was elected. Existing common stockholders retained their equity interests, with the exception of all interests arising under the Company's Rights Agreement dated November 10, 1987, which was extinguished. Consequently, prior holders of the Company's Common Stock including the LESOP and PAYSOP distributees, collectively retained approximately 25.0% of the Company's total issued and outstanding shares as of the effective date of the Reorganization Plan.

    The Reorganization Plan was financed, in part, by FCI and KRI through a newly formed grantor trust ("Grantor Trust") by purchasing a $20 million principal amount secured note ("FCI/KRI Secured Notes") for $8 million in cash and a $12 million note ("FCI/KRI Exchange Note"). The FCI/ KRI Secured Notes are secured by the stock of three holding companies which own: (i) the Common Stock of The Art Store, (ii) the Common Stock of Zynolyte Products Company, and (iii) two real estate properties, the stock of such three corporations having been transferred to the Grantor Trust (all such assets are collectively referred to as the "Grantor Trust Assets") with the contemplation that (i) the capital stock of Zynolyte and the Art Store would be sold to unrelated third parties, and (ii) the real estate would be sold and the proceeds from such sales used to reduce the indebtedness under the FCI/ KRI Secured Notes. The Company had a residuary interest in the Grantor Trust Assets, and on repayment of the FCI/KRI Secured Notes would have been entitled to such assets. As contemplated by the Reorganization Plan, on August 2, 1993 the capital stock of Zynolyte was sold for approximately $14.8 million. In October 1993, one of the parcels of real estate was sold for approximately $1.4 million. The net proceeds of both transactions were used to reduce the principal outstanding under the FCI/KRI Secured Notes to approximately $4.5 million. In addition, the Company had guaranteed $2.5 million of the principal outstanding on the FCI/KRI Secured Notes. In February 1995, the remaining Grantor Trust Assets were transferred to FCI and KRI as part of the 1995 Restructuring described below.

EVENTS AFTER EMERGENCE FROM CHAPTER 11

    The Company's capital structure remained highly leveraged despite its recapitalization and restructuring. On June 14, 1993, the effective date of the reorganization, the Company repaid $2.2 million previously borrowed under its Debtor-in-Possession ("DIP") line of credit with Foothill Capital Corporation ("Foothill"), and through January 30, 1994 borrowed approximately $6.6 million
(net) available under a revised Loan and Security Agreement dated June 14, 1993 with Foothill. At January 30, 1994, the Company had no additional availability under its working capital facility with Foothill. The credit agreement provided for a one year renewal on June 14, 1994. On April 14, 1994, the credit agreement was amended to extend the line of credit for three additional years through April 14, 1997. On March 16, 1994, the Amended Insurance Company Loan was amended to provide, among other things, a waiver of compliance with all financial covenants until April 30, 1995.

    During the third and fourth quarters of the fiscal year ended January 30, 1994, the Company borrowed an additional $6.0 million for working capital from the Grantor Trust. The Grantor Trust financed the loan by issuing notes to FCI and KRI (the "Grantor Trust Notes") in an aggregate amount of $6.0 million on terms substantially identical to the FCI/KRI Secured Notes. During the fourth quarter of fiscal 1993, the Insurance Company Lenders agreed to defer a mandatory $1.0 million prepayment due under the Amended Insurance Company Loan for a period of six months.

    Notwithstanding the additional borrowings, the Company continued to experience cash flow difficulties due to continued operating losses and the lack of sufficient borrowing availability under its credit agreement with Foothill. Lower sales resulted from general economic conditions and increased competition. In addition, the Company's business plan was adjusted during the third and fourth quarters of fiscal 1993 to close an additional 34 retail stores. The ability to fund the expected costs resulting from those changes, including a reduction in sales relating to these stores, had been premised on expected increased sales to third parties by the Company's manufacturing subsidiary, Major Paint Company. The expected sales did not materialize. With working capital levels deteriorating, the Company's major vendors became concerned about receiving payment on past due accounts. Some vendors ceased shipping or placed additional credit limits on the Company's orders, with the result that store inventories of items other than paint were becoming increasingly depleted at the Company's retail stores.

    On March 16, 1994, the Company entered into an agreement ("New Loan Agreement") with the Insurance Company Lenders and the Grantor Trust for $10 million of new financing and a plan to restructure the Company's $103 million indebtedness under the Amended Insurance Company Loan and its $6 million indebtedness to the Grantor Trust.

    Under the terms of the New Loan Agreement, the Company borrowed an aggregate of $10 million from the Insurance Company Lenders and the Grantor Trust. The New Loan provides for monthly interest at a rate of 10% per annum. Principal on the loan is due in full in March 1999. The indebtedness is secured by a second lien on substantially all of the Company's real property. The loan proceeds were used to pay existing trade debt, provide working capital and pay for transaction expenses. FCI and KRI through the Grantor Trust agreed to restructure the Grantor Trust Notes to a term of six years (due in full in March 2000) with interest payable quarterly at a rate of 10% per annum. As part of this financing, Foothill agreed to extend its facility through April, 1997.

    In accordance with the terms of the New Loan Agreement, on August 1, 1994, the Company and certain of its subsidiaries established the Liquidating Property Trust and transferred (subject to the existing liens of the Insurance Company Lenders) 78 of its 103 operating and non-operating real properties with a net book value of approximately $82.7 million to the Liquidating Property Trust in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of indebtedness owed to the Insurance Company Lenders under the Amended Insurance Company Loan ("Original Trust Debt"). The Company estimated that the book value of the properties to be sold by the Liquidating Property Trust would exceed the sales proceeds, less applicable fees, expenses and other costs by approximately $14.6 million. Accordingly, the Company provided for this loss as of

January 30, 1994. The interest rate on the Original Trust Debt was increased to 10%. Interest and principal on the Original Trust Debt was made payable only to the extent of proceeds from sales of the Liquidating Property Trust assets. The Company provided a limited guarantee on the Original Trust Debt in an amount equal to 10% of the Original Trust Debt (the "Liquidating Property Trust Guarantee").

    The Company retained a 100% residual interest in the Liquidating Property Trust, and the Insurance Company Lenders were to be paid contingent interest on the Original Trust Debt in an amount equal to 20% of the proceeds of the liquidation of the properties in excess of the liabilities of the Liquidating Property Trust. Under the terms of the Liquidating Property Trust documents, to the extent the Company received distributions for its residuary interest those proceeds were to be used first to retire the approximately $30.5 million of indebtedness remaining from the Amended Insurance Company Loan retained by the Company ("Retained Indebtedness") and then to retire the $10 million outstanding under the New Loan Agreement.

    The terms of the Retained Indebtedness were amended to provide for principal to be due and owing in July 1999. Interest continued to be due monthly at an annual rate of 9% per annum. The Retained Indebtedness continued to be secured by first liens on real properties of the Company not transferred to the Liquidating Property Trust.

    In connection with the Liquidating Property Trust transaction, the Company issued to the Insurance Company Lenders, FCI and KRI warrants to purchase an aggregate of 375,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. Warrants to purchase up to an additional 375,000 shares will become effective after September 16, 1996 reduced to the extent principal on the New Loan Agreement has been repaid. The warrants have certain registration rights with respect to their underlying shares. The warrants are redeemable by the Company, at any time, for a price equal to $1 per share in excess of the Market Price (as defined in the warrants).

    As of February 15, 1995, the Company operated 58 paint stores, 25 of which are among the 78 parcels of real property transferred to the Liquidating Property Trust. Under the terms of the Liquidating Property Trust, the Company was to be given a minimum of four months notice prior to the sale of any currently operating retail paint store. Until sold, 13 of the 25 operating retail stores properties were being leased back to the Company through July 31, 1995 at an aggregate monthly rent of approximately $178,500 (on a triple net basis). After July 31, 1995, such properties which remained unsold were to be leased to the Company on a month to month basis at a fair market rent as agreed to between the Disposition Agent and the Company. Upon the sale of the 25 currently operating retail paint stores, the Company intended to either remain in the same location on a leased basis or relocate to new leased locations. The terms of the Liquidating Property Trust will be modified in the Restructuring as described below.

1995 RESTRUCTURING

    In February 1995, the Company entered into various agreements with Corimon Corporation, a United States subsidiary of Corimon, S.A.C.A., a Venezuelan corporation (collectively, "CRM"), the Insurance Company Lenders, FCI and KRI to provide for a financial restructuring of the Company (the "Restructuring"). A special meeting of stockholders of the Company will be held on May 16, 1995 to vote upon approval of the Restructuring. It is contemplated that the closing date ("Closing Date") of the Restructuring will take place promptly after the special meeting of stockholders, subject to satisfaction of any other conditions precedent to the Closing Date.

    The principal elements of the Restructuring are as described below.

INTERIM FINANCING

    As of February 15, 1995, CRM provided interim financing to the Company in contemplation of the completion of the Restructuring ("Interim Financing"). CRM entered into an Interim Loan Agreement pursuant to which it purchased $14 million of notes ("Interim Notes") from the Company on substantially the same terms as the $10 million originally borrowed by the Company under the New

Loan Agreement. Pursuant to an intercreditor agreement, the Interim Notes share pro rata in the collateral securing the obligations under the New Loan Agreement and the Grantor Trust Notes, and the Company has granted fourth mortgages to CRM on its real properties to secure the indebtedness.

    FCI, KRI and the Insurance Company Lenders terminated their warrants to purchase Common Stock with respect to 750,000 shares, all of which are at an exercise price substantially above the current market price.

    The Company believes that it is extremely unlikely that the Company would have been able to avoid bankruptcy if it had not received the Interim Financing.

    Subsequent to the Interim Financing, pursuant to the Investment Agreement and an unsecured loan agreement, dated as of April 7, 1995, CRM loaned an additional $2 million to the Company. On the Closing Date, this loan will be exchanged as consideration for CRM's purchase from the Company of a 49% residual interest in the Liquidating Property Trust.

REVERSE STOCK SPLIT

    On the Closing Date of the Restructuring, each 10 shares of Common Stock will be combined into one share of Common Stock (the "Reverse Stock Split"). The par value will not be changed from $.01 per share. The Company shall have the option of paying cash in lieu of fractional shares resulting from the reverse stock split or rounding up fractional shares to the nearest whole number of shares.

EXCHANGE OF INTERIM NOTES FOR COMMON STOCK

    On the Closing Date, after giving effect to the Reverse Stock Split, CRM will exchange the Interim Notes for 15,700,496 shares of newly issued Common Stock which will constitute approximately 76.1% of the Company's issued and outstanding stock, at a price of $0.89 per share. All of the mortgages granted in connection with the Interim Notes will be released.

EXCHANGE OF OUTSTANDING INDEBTEDNESS FOR COMMON STOCK AND PREFERRED STOCK

    On the Closing Date, after giving effect to the Reverse Stock Split, the Grantor Trust Notes (in the principal amount of $6 million) and the indebtedness under the New Loan Agreement (in the principal amount of $10 million) will be exchanged for Common Stock and Preferred Stock. Two million dollar principal amount of such indebtedness will be exchanged for 2,242,928 newly issued shares of Common Stock, at a price of $0.89 per share, and the balance of $14 million principal amount of such indebtedness will be exchanged for 1,570,049 shares of Preferred Stock at a price of $8.92 per share. All of the mortgages and guarantees granted in connection with the Grantor Trust Notes and the New Loan Agreement will be released. CRM will receive 271,836 shares of Common Stock and 190,288 shares of Preferred Stock as a result of their purchase and exchange of the Purchased Indebtedness.

AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION

    The Board of Directors of the Company has adopted a resolution setting forth the following amendment to the Company's Restated Certificate of Incorporation, declaring its advisability and calling the special meeting of stockholders. Approval by the stockholders of the Company of the Restructuring will constitute the approval by the stockholders of this amendment to the Company's Restated Certificate of Incorporation.

    The Company's Restated Certificate of Incorporation will be amended in order to increase the total number of shares which the Company is authorized to issue, effectuate the Reverse Stock Split, and remove the Company's current limitation on the issuance of non-voting stock. Specifically, the first paragraph of
Article IV of the Company's Restated Certificate of Incorporation will be amended such that said paragraph shall read as follows:

       "The Corporation is authorized to issue two classes of shares of stock to be designated, respectively, "Common Stock" and "Preferred Stock." The total number of shares which the Corporation shall have authority to issue is one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of common stock having $.01 par value per share ("Common Stock") and five million (5,000,000) shares of preferred stock having $.01 par value per share
       ("Preferred Stock")". Upon the amendment of this Article IV effected by this Amendment, each 10 outstanding shares of Common Stock will be converted into one share of Common Stock, provided that no fractional shares may be issued pursuant to such change. The Corporation may, at its option, pay cash for any fractional shares or round such fractional shares up to the nearest whole number of shares."

AMENDMENT TO THE COMPANY'S BYLAWS

    At the consummation of the Interim Financing, the Company's Bylaws were amended and restated to, among other things, (i) provide for a Board of Directors of not less than eight (8) nor more than twelve (12) and to initially fix the number at eight (8) thereby eliminating one of the vacancies that previously existed on the Board of Directors, and (ii) eliminate "staggered" terms whereby directors were elected in different years.

BOARD COMPOSITION

    At the consummation of the Interim Financing, the Company's Bylaws were amended and restated to initially provide for a Board of Directors consisting of eight (8) members until further resolution by the board of directors. During 1994, Gary Depolo resigned from the Board thereby creating a vacancy. The Board was reconstituted, at the consummation of the Interim Financing, with the resignation of Fletcher L. Byrom, the former Chairman and Chief Executive Officer of the Company and Blandina Cardenas-Ramirez, and with the addition of CRM's designees, Roland F. Breault, Juan Gramage and Thomas A. White to fill the vacancies. Furthermore, Deborah Hicks Midanek was elected Chairman of the Board and Ronald I. Scharman was elected interim Chief Executive Officer of the Company.

    On the Closing Date, the Board will fix the number of directors at ten (10). It is expected that Arthur W. Broslat and Charles Codrea will be added to the Board on the Closing Date. In accordance with a stockholders agreement, CRM will have the right to name seven (7) directors, the Insurance Company Lenders will have the right to name one (1) director and the nominating committee of the Company's Board of Directors will have the right to name two (2) directors. At least two of the directors will be "independent" as defined by the rules of the New York Stock Exchange. The Insurance Company Lenders have not exercised their right to name a director as part of the Restructuring, but may choose to do so in the future.

MODIFICATIONS TO THE LIQUIDATING PROPERTY TRUST

    The Board of Directors of the Company has approved the real property transfers ("Property Transfers") to be effected as part of the Restructuring on the terms described in this and the following subsections, and determined that the Property Transfers were in the best interests of the Company. The approval by the stockholders of the Company of the Restructuring, will constitute a resolution adopted by the stockholders authorizing the Property Transfers.

    Under the terms of the Restructuring, the terms of the Liquidating Property Trust will be modified. In 1994, 78 of the Company's properties were transferred to the Liquidating Property Trust with a net book value of $82.7 million and an estimated appraised value of $92 million in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of Original Trust Debt. Twenty-two of these properties have been sold and 22 properties are in escrow or the subject of sales negotiation. Sixteen of the Company's operating stores and one of its warehouse properties which are currently part of the assets of the Liquidating Property Trust will be leased to the Company ("Leased Properties"). Eight of the Leased Properties and the warehouse property will have 10 year leases with two renewal options of five years each. The other eight Leased Properties will have 18 month leases with no renewal options. The rental on each property will be 12% of the properties' 1992 appraised value. Renewal rent will be 95% of market but not less than the prior rent. The

Liquidating Property Trust Guarantee of approximately $6.8 million of the indebtedness transferred to the Liquidating Property Trust will be released in exchange for the retention by the Company of approximately $2.5 million of debt on the transferred properties (included in the Retained Company Debt, as defined below) and a cash payment of $500,000 to the Insurance Company Lenders. Upon the sale of any of the Leased Properties, the buyer will be required to take the property subject to the Company's leasehold interest.

TRANSFER OF PROPERTIES TO THE LIQUIDATING PROPERTY TRUST

    At the time the Liquidating Property Trust was formed, the Company retained approximately $30.5 million of Retained Indebtedness. The terms of the Restructuring contemplate the transfer of 15 of the Company's remaining 26 properties (not previously transferred to the Liquidating Property Trust) with a book value of $20.9 million and a 1992 appraised value of approximately $21.5 million to the Liquidating Property Trust. The Company will also transfer approximately $14.3 million of the Retained Indebtedness to the Liquidating Property Trust ("New Trust Debt"). The Company will continue to retain 11 properties (2 warehouse properties for its paint manufacturing operations, 6 operating stores, 1 store currently leased to a third party and 2 vacant properties) and approximately $16 million of the Retained Indebtedness ("Retained Company Debt"). The new properties transferred to the Liquidating Property Trust will be leased back to the Company for an aggregate rent of approximately $2.8 million per year (on a triple net basis), adjusted every 30 months. The aggregate rent represents a 12% capitalization rate on value of the properties. The properties will be leased for 10 years subject to 2 renewal options of 5 years each. Renewal rent will be at 95% of market, but not less than the prior rent.

    The Retained Company Debt will be modified with a maturity of 10 years from the Closing Date and interest payable at 10% per annum, compounded monthly. Interest only will be due in years one and two with principal and interest due in years three through 10 based on a 15 year amortization schedule. At the end of 10 years the unpaid principal of approximately $8.1 million will be due in full. The indebtedness will be secured by the existing first trust deeds on the 8 retained properties and a security interest on all of the Company's personal property and equipment (excluding cash, inventory, trademarks, accounts receivable and rolling stock).

    The New Trust Debt will be due and payable 3 years from the Closing Date. Interest is payable monthly at 10% per annum compounded monthly. Interest and principal on the New Trust Debt are payable only to the extent of proceeds from sales of the Liquidating Property Trust assets.

    The disposition agent to the Liquidating Property Trust is Transamerica Realty Services, Inc. (the "Disposition Agent") which is responsible for maintaining and selling the trust assets. The Disposition Agent is an affiliate of Transamerica Life Insurance and Annuity Company and Transamerica Occidental Life Insurance Company, both parties to the Restructuring. The Disposition Agent, in its sole discretion, will also perform the following services: develop and implement policies for the disposition of the Liquidating Property Trust assets; obtain insurance coverage and maintain the properties; collect all proceeds from leases affecting the properties; collect any and all insurance and condemnation award proceeds relating to the properties; recommend and implement capital improvements (not to exceed $20,000 without consultation with the Company); meet each month with representatives of the Company and provide a written report covering activities for the previous period; monitor the results of all co-op real estate brokers, if any; hire and supervise inspectors to repair properties in need of repairs; review the status of all escrows; review and approve all title documents; coordinate all applicable legal work; execute all documents needed to close the sale of Liquidating Property Trust assets and release liens on the assets; and handle the listing, marketing and hiring of professionals to sell the Liquidating Property Trust assets. The Disposition Agent will be paid an administration fee of $41,000 per month, reduced to $38,000 once one half of the 78 initial properties are sold, plus a 1% disposition fee for each escrow closing based on the sum of (i) the gross selling price and (ii) any proceeds of insurance or condemnation awards received for such property.

    In exchange for a payment of $500,000 to the Insurance Company Lenders and the retention by the Company of approximately $2.5 million of debt on the transferred properties (included in the Retained Company Debt), the Liquidating Property Trust Guarantee will be released and the Company will not be required to guarantee any of the Original Trust Debt or the New Trust Debt.

TRANSFER AND SALE OF COMPANY'S RESIDUAL INTEREST IN THE LIQUIDATING PROPERTY
TRUST

    On the Closing Date, the Company will transfer 20% and 31% of its residual interest in the Liquidating Property Trust to the Insurance Company Lenders or their affiliates, and FCI and KRI, respectively, in consideration of their participation in the Restructuring and in further consideration of the Insurance Company Lenders release of their right to contingent interest. In addition, CRM will purchase the Company's remaining 49% residual interest in the Liquidating Property Trust for $2 million through the exchange of the unsecured debt incurred in April 1995. As a result of the Property Transfers and sale of its residual interests in the Liquidating Property Trust pursuant to the Restructuring, the Company will no longer consolidate assets having a net book value of $84.4 million and liabilities of $67.1 million. Accordingly, the Company recognized a loss of $15.3 million for the year ending January 29, 1995, representing the excess of the net book value as of the Closing Date of real properties transferred in 1994 and on the Closing Date to the Liquidating Property Trust over the indebtedness assumed and outstanding on the Closing Date and the proceeds from the sale of the Company's residual interest in the Liquidating Property Trust.

TAX TREATMENT OF TRANSFER OF PROPERTIES TO THE LIQUIDATING PROPERTY TRUST

    Since its inception, the Liquidating Property Trust has been treated as a grantor trust, such that the initial transfer of the real estate properties to the Liquidating Property Trust had no immediate federal income tax consequences to the Company. Rather, the assets and related liabilities of the Liquidating Property Trust, as well as its operations (including interest and operating expense, and the gain or loss from the sale of properties), have been included in the Company's consolidated operating results for both financial statement and tax purposes.

    The book values for the properties held by the Liquidating Property Trust are significantly higher than the adjusted tax basis for the properties, as the book values reflect a write-up to appraised values as of the date of the Company's emergence from Chapter 11 proceedings, while the adjusted tax basis for the properties reflects their lower historical cost basis less accumulated tax depreciation. Thus, the gains from sales of properties by the Liquidating Property Trust have been, and will continue to be, significantly higher for tax purposes than for financial statement purposes. This treatment is expected to continue through the Closing Date of the Restructuring.

    Upon the disposition of the Company's residual interest in the Liquidating Property Trust, the Company will be considered to have sold the remaining properties held by the Liquidating Property Trust, as well as the 15 additional properties to be transferred to the Liquidating Property Trust, for consideration consisting of (1) the Original Trust Debt, (2) the New Trust Debt, and (3) the payments received, or deemed to have been received, for the Company's residual interest in the Liquidating Property Trust. The gains to be recognized for federal income tax purposes as a result of these transactions are expected to be significant. However, subject to certain limitations as a result of changes in the ownership of the Company, the Company expects to have approximately $66.4 million in net operating losses ("NOLs") available for carryforward from its 1991, 1992, 1993 and 1994 fiscal years to offset such gains. The Company intends to utilize these NOLs in order to offset the gains to be recognized for federal income tax purposes from the disposition of its interest in the Liquidating Property Trust and the additional real estate properties.

    Subject to certain limitations, the federal alternative minimum tax ("AMT") system NOLs available for utilization by the Company in connection with the Restructuring will generally be lower than the NOLs identified above for regular tax purposes. The AMT NOLs available for utilization in connection with the Restructuring from fiscal years 1991, 1992, 1993 and 1994 are expected to be approximately $62.2 million.

    The gain to be recognized from the Restructuring for AMT purposes generally will be lower than the gain recognized for other tax purposes.

    Since AMT NOLs can be utilized to offset only 90% of preliminary alternative minimum taxable income for a given period, it is possible that the Company will incur an AMT liability for the taxable period which includes the Effective Date of the Restructuring. However, such tax liability is not expected to be material to the Company's financial statements, and the deferred tax liability previously provided for and carried on the Company's balance sheet since the end of fiscal year 1993, is expected to be more than adequate. The Company estimates that an AMT payment of approximately $500,000 will be required in October 1995, which should not have a material adverse impact on the Company's cash position. Additionally, to the extent the Company incurs alternative minimum tax in connection with the Restructuring, it will give rise to a like amount of minimum tax credit, which can be utilized to offset regular tax liability, dollar-for-dollar, in subsequent periods.

    It is possible that the Company will incur California income or franchise tax liabilities as a result of the Restructuring. However, such tax liabilities are not expected to be material to the Company's financial statements.

SALE OF WORKING CAPITAL NOTES

    On or after the Closing Date, it is contemplated that FCI or an affiliate will purchase $5 million of working capital notes from the Company. The notes will be secured by a second lien on Company's inventory and receivables and two warehouse properties that comprise the paint facility of the Company's wholly-owned subsidiary, Major Paint Company. The notes will have an interest rate equal to prime rate plus 5.5% and will mature in 24 months, but the Company has an option to extend the maturity for two consecutive six month periods upon payment of a 2% fee for each extension. The proceeds from the sale of any such notes will be used by the Company for working capital.

ITEM 2.  PROPERTIES

    As of January 29, 1995, the Company owned and leased retail footage totaling approximately 830,000 square feet, representing the Company's 61 retail stores (three of which are non-operating). Of the operating retail store sites, 21 are Company-owned and 37 are leased. Manufacturing, warehousing and office facilities owned by the Company as of January 29, 1995 are located in Torrance, California occupying 900,100 square feet on 31 acres. All properties are well maintained, are in good condition and provide adequate and suitable space for the operations at each location. The Company managed 11 Company-owned properties which are leased to non-related parties totaling 49,612 square feet of space as of January 29, 1995 with an occupancy rate of 100%.

    At the time the Liquidating Property Trust was formed, the Company retained approximately $30.5 million of Retained Indebtedness. The terms of the Restructuring contemplate the transfer of 15 of the Company's remaining 26 properties (not previously transferred to the Liquidating Property Trust) with a book value of $20.9 million and a 1992 appraised value of approximately $21.5 million to the Liquidating Property Trust. The Company will continue to retain 11 properties (2 warehouse properties for its paint manufacturing operations, 6 operating stores, 1 store currently leased to a third party and 2 vacant properties). The new properties transferred to the Liquidating Property Trust will be leased back to the Company for an aggregate rent of approximately $2.8 million per year (on a triple net basis), adjusted every 30 months. The aggregate rent represents a 12% capitalization rate on value of the properties. The properties will be leased for 10 years subject to 2 renewal options of 5 years each. Renewal rent will be at 95% of market, but not less than the prior rent.

ITEM 3.  LEGAL PROCEEDINGS

    Other than as discussed above and the ordinary litigation incident to its business, the Company is not a party to any other legal proceedings material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

    The principal market for trading in the Company's Common Stock is the New York Stock Exchange under the symbol "SBP". As of April 7, 1995, the Company had approximately 2,826 shareholders of record of its Common Stock. The Company has not paid any dividends since October 1987. The Company is prohibited from paying dividends by the terms of the Preferred Stock, unless all accrued dividends on the Preferred Stock shall have been paid and the full dividend thereon for the then current quarter-yearly dividend period shall have been paid or declared and set apart for payment. Covenants in certain of the Company's loan agreements also prohibit the payment of dividends. Accordingly, the Company does not anticipate that it will pay any dividends on the Common Stock in the foreseeable future. Market data for the last two fiscal years is as follows:

                             1994                   1993
                     --------------------    ------------------
                      HIGH         LOW        HIGH        LOW
                     -------    ---------    -------    -------
First Quarter.......   2 3/8      1 3/4        2 7/8      1 1/2
Second Quarter......   2          1 3/8        4 7/8      2
Third Quarter.......   1 5/8      1            3 5/8      2
Fourth Quarter......   1            13/64      2 1/4      1 3/4

ITEM 6.  SELECTED FINANCIAL DATA

                                               FISCAL YEAR       FISCAL YEAR 1993                      FISCAL YEAR
                                               -----------  ---------------------------   -------------------------------------
                                                            SIX MONTHS     SIX MONTHS
                                                               ENDED         ENDED
                                                            JANUARY 30,    AUGUST 1,
                                                  1994         1994           1993           1992         1991         1990
                                               -----------  -----------  --------------   -----------  -----------  -----------
                                               (SUCCESSOR   (SUCCESSOR    (PREDECESSOR
                                                COMPANY)     COMPANY)       COMPANY)              (PREDECESSOR COMPANY)
Continuing Operations
 (in thousands)
  Net Sales..................................  $   112,188  $    84,000   $   115,528     $   226,749  $   253,017  $   293,582
  Gross Profit...............................  $    40,846  $    31,668   $    44,016     $    88,083  $   101,437  $   130,210
  Earnings (loss) from continuing
   operations................................  $   (47,977) $   (20,411)  $   (23,190)    $   (38,337) $   (19,390) $    (6,222)
  Net earnings (loss)........................  $   (47,977) $   (20,411)  $    28,561     $   (38,337) $   (18,030) $    (6,964)
                                               -----------  -----------  --------------   -----------  -----------  -----------
Per Common Share
  Earnings (loss)............................  $     (2.15) $      (.91)  $      4.94     $     (7.25) $     (3.59) $     (1.53)
  Tangible stockholders' equity (deficiency)
   (1).......................................  $     (1.49) $       .65   $      6.28     $     (5.71) $     (1.07) $      2.10
  Average number of shares outstanding.......   22,359,000   22,341,000     5,578,000       5,555,000    5,529,000    5,608,000
  Market price (high-low)....................  $2,375-.203  $3.625-1.75   $4.875-1.50     $2.375-.875  $10.00-1.63  $14.75-4.63
                                               -----------  -----------  --------------   -----------  -----------  -----------
Year-end Financial Position
 (in thousands)
  Current assets.............................  $    21,759  $    35,106   $    47,247     $    56,460  $    60,891  $    80,693
  Current liabilities (2)....................  $    31,402  $    37,312   $    41,338     $    26,305  $   187,867  $    72,670
  Working capital (deficiency)...............  $    (9,643) $    (2,206)  $     5,909     $    30,155  $  (126,976) $     8,023
  Total assets...............................  $   109,910  $   169,837   $   214,966     $   187,982  $   201,756  $   229,106
Long-term debt...............................  $    99,273  $   103,080   $   109,684     $   116,317  $   147,368  $   156,492
Mandatory redeemable preferred stock.........  $       -0-  $       -0-   $       -0-     $    16,244  $    15,946  $    15,724
Tangible stockholders' equity
 (deficiency)(1).............................  $   (33,386) $    14,568   $    35,049     $   (31,731) $    (5,132) $    11,767
                                               -----------  -----------  --------------   -----------  -----------  -----------
Year-end Statistics
  Current ratio (2)(3).......................        .69-1        .94-1        1.14-1           2.0-1        .32-1        1.1-1
  Capital expenditures (in thousands)........  $       179  $       913   $     1,596     $     1,856  $     3,849  $    10,119
  Depreciation and amortization
   (in thousands)............................  $     2,121  $     1,744   $     2,558     $     5,910  $     5,956  $     6,734
  Number of retail stores....................           58           62           103             130          145          141
  Square feet of gross retail store space....      798,000      844,000     1,406,059       1,793,954    1,902,177    1,901,014
  Square feet of support and manufacturing
   facilities................................      900,000      900,100       900,100       1,012,614      982,100      982,100
  Number of employees........................          853        1,350         1,855           1,921        2,014        2,841

- --------------------------
(1) Excludes preferred stock subject to mandatory redemption and intangible assets.

(2) As of January 26, 1992, all contractual debt for legal entities in Chapter 11 had been classified as current because of various loan covenant violations.

(3) As of January 31, 1993, all contractual debt had been classified as non-current or as a liability subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              (Financial Information in Thousands)

INTRODUCTION

    The Company emerged from its reorganization proceedings ("Reorganization Plan") in June, 1993. Management believed it would be able to concentrate on operational activities and pursue the Company's long-term growth and strategic objectives. The Company believed that its ability to meet growth and strategic objectives was contingent upon several factors. The Company reduced the size of its retail paint store chain to a core group of stores concentrating on selling paint and related merchandise requiring an increase in operating profits from these remaining core stores. The Company also focused on its competitive and asset strengths in paint market share, retail locations, and paint manufacturing capabilities. In a multifaceted approach, the Company hoped to add potential incremental business and profits by (i) remerchandising its retail paint stores,
(ii) launching new paint products, (iii) increasing sales to outside retailers (i.e., private labeling), and (iv) reducing general corporate overhead costs associated with such areas as distribution, warehousing, and management information systems.

    On March 16, 1994, the Company entered into an agreement ("New Loan Agreement") with the Insurance Company Lenders and FCI (defined below) and KRI (defined below) for $10 million of new financing and a plan to restructure the Company's then existing $103 million Amended Insurance Company Loan and existing $6 million indebtedness with the grantor trust established pursuant to the Reorganization Plan ("Grantor Trust").

    Under the terms of the New Loan Agreement, the Company on August 1, 1994 established a Liquidating Property Trust and transferred 78 of its 103 operating and non-operating real properties with a net book value of approximately $82.7 million in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of existing indebtedness ("Assumed Indebtedness") owed to the Insurance Company Lenders (defined below) under the Amended Insurance Company Loan. The Company estimated that the book value of the 78 properties to be sold by the Liquidating Property Trust will exceed the sale proceeds, less applicable fees, expenses and other costs, by approximately $14.6 million and reported this loss for the fiscal year ended January 30, 1994.

    Notwithstanding the additional borrowings and trust transactions, the Company has not been successful in implementing its growth and strategic objectives and continues to experience cash flow difficulties. To successfully implement its strategic objectives, increase sales and reduce debt, the Company requires significant new sources of capital.

    As of February 15, 1995, the Company entered into an Investment Agreement and certain other agreements for the financial restructuring of the Company ("Restructuring") with Corimon, S.A.C.A. and its wholly-owned subsidiary Corimon Corporation (collectively, "CRM"), Fidelity Capital & Income Fund ("FCI"), Kodak Retirement Income Plan Trust Fund ("KRI"), Transamerica Life Insurance and Annuity Company, Transamerica Occidental Life Insurance Company, Sun Life Insurance Company of America, Anchor National Life Insurance Co. (collectively "Insurance Company Lenders"), and the Grantor Trust.

    As a result of the Restructuring, the Company's financial position will be improved by (1) $16 million of new capital comprised of $14 million of new Common Stock and $2.0 million representing the purchase price from CRM for a 49% residual interest in the Liquidating Property Trust, (2) $5.0 million under a working capital facility with FCI or an affiliate and (3) a reduction in the Company's consolidated indebtedness by an aggregate of approximately $78.3 million (in part paid for by the issuance of additional shares of Common Stock and Preferred Stock).

CHAPTER 11 FILINGS

    On February 11, 1992 ("Petition Date"), the Company and four (4) of its wholly-owned direct and indirect subsidiaries ("Debtors") filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California.

    On May 13, 1993 ("Confirmation Date"), based upon the receipt of the required creditor and equity holder acceptances under the Bankruptcy Code, the Bankruptcy Court confirmed the Debtors' Reorganization Plan. On June 14, 1993 ("Effective Date"), all conditions to effectiveness were met and the Reorganization Plan became effective.

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

    Upon emergence from its Chapter 11 proceedings, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and capital structure was recast in conformity with the Reorganization Plan, and as such, the Company recorded the effects of the Reorganization Plan and Fresh-Start Reporting as of August 1, 1993. In connection with the adoption of Fresh-Start Reporting, the Company recorded one time adjustments of $41,463 (see, Reorganization Items) which increased the Company's net income for the six months ended August 1, 1993. The results of operations and cash flows for the six months ended August 1, 1993 include operations prior to the Company's emergence from Chapter 11 proceedings and the effect of adopting Fresh-Start Reporting, and include operations subsequent to the Company's emergence from Chapter 11 proceedings. Furthermore, the results of operations and cash flows for the six months ended January 30, 1994 include operations subsequent to the Company's emergence from Chapter 11 proceedings. As a result, net income (loss) for the six month period ended August 1, 1993 and six month period ended January 30, 1994 are not comparable with prior periods.

PROFITABILITY MEASUREMENTS

    The Company's methods of measuring profitability stated below include various ratios and statistics which define key performance parameters from continuing operations:

                                                      FISCAL YEAR 1993
                                                   -----------------------
                                                   SIX MONTHS  SIX MONTHS
                                                     ENDED        ENDED
                                         FISCAL     JANUARY     AUGUST 1,     FISCAL
                                       YEAR 1994    30, 1994      1993      YEAR 1992
                                       ----------  ----------  -----------  ----------
                                       (SUCCESSOR  (SUCCESSOR  (PREDECESSOR (PREDECESSOR
                                        COMPANY)    COMPANY)    COMPANY)     COMPANY)
Decrease in retail sales (1).........  $ (76,050)  $ (21,140)   $  (2,341)  $ (27,999)
Percentage decrease in retail sales
 (1).................................      (42.5)%     (21.2)%       (2.3)%     (12.1)%
Percentage (decrease) increase in
 same store sales (1)(2).............      (10.1)%      (4.0)%        4.5%      (11.0)%
Gross profit percentage..............       36.4%       37.7%        38.1%       38.8%
(Loss) earnings before interest and
 taxes (3)...........................  $ (36,597)  $ (27,192)   $  35,007   $ (24,359)

- ------------------------
(1) Retail store sales for the six month period ended January 30, 1994 and the six month period ended August 1, 1993 reflect sales for 52 weeks compared to 53 weeks for fiscal 1992. The additional week of sales included in fiscal 1992 for the sixty-two (62) stores open as of January 30, 1994 was approximately $2.1 million.

(2) "Same" stores are defined as stores open for more than one year. For the year ended January 29, 1995 and the six months ended January 30, 1994 and August 1, 1993, same store sales reflect sales for the fifty-eight (58) stores which the Company operated as of January 29, 1995.

(3) In connection with the adoption of Fresh-Start Reporting, the Company recorded one-time adjustments of $41,463 (see Reorganization Items) which increased the Company's earnings before interest and taxes for the six months ended August 1, 1993.

SALES AND GROSS PROFIT

    The following table summarizes the decrease in sales for fiscal 1994:

                                                          FISCAL YEAR 1993
                                                      ------------------------
                                                      SIX MONTHS   SIX MONTHS
                                                         ENDED        ENDED
                                            FISCAL    JANUARY 30,   AUGUST 1,
                                           YEAR 1994     1994         1993      VARIANCE
                                           ---------  -----------  -----------  ---------
                                           (SUCCESSOR (SUCCESSOR   (PREDECESSOR
                                           COMPANY)    COMPANY)     COMPANY)
Continuing Paint Stores..................  $ 102,535   $  54,134    $  59,942   $ (11,541)
Closed Paint Stores*.....................        491      24,219       35,210     (58,938)
                                           ---------  -----------  -----------  ---------
                                             103,026      78,353       95,152     (70,479)
Art Stores (1)...........................          0           0        5,571      (5,571)
Zynolyte Products Company (1)............          0           0       11,821     (11,821)
Major Paint Company and Export Sales.....      9,162       5,647        2,984         531
                                           ---------  -----------  -----------  ---------
                                           $ 112,188   $  84,000    $ 115,528   $ (87,340)
                                           ---------  -----------  -----------  ---------
                                           ---------  -----------  -----------  ---------

- ------------------------
 *   Updated to reflect additional store closures through January 29, 1995.

(1) These business units were transferred to newly formed corporations owned by the Grantor Trust pursuant to the Reorganization Plan, to secure the indebtedness owed to FCI and KRI under the FCI/KRI Secured Notes. Zynolyte Products Company was sold on August 2, 1993.

    Consolidated sales for the year ended January 29, 1995 were $112,188 a decrease of $87,340 compared to $84,000 and $115,528 for the six months ending January 30, 1994 and the six months ended August 1, 1993, respectively. The decreased sales for fiscal 1994 were principally caused by the closure of 60 stores and the transfer of two of the Company's business units pursuant to its Reorganization Plan. In addition, sales and customer traffic were impacted by weak economic conditions in California, the Company's core market. The recent increases in interest rates have put pressure on real estate activity in a market that is already plagued by high unemployment and continued layoffs in the defense and aerospace industries. The economy has also been impacted by the effects of the January 17, 1994 Northridge earthquake and layoffs by large employers in the financial-services, oil and high-tech industries. The decrease in sales for fiscal 1993 was principally caused by the closure of unprofitable stores and the transfer of two of the Company's business units as discussed above. The sales decrease for fiscal 1992 reflects the impact of the reorganization process and the restructuring of operations under Chapter 11. The Company began fiscal 1992 with extremely limited financial resources, poor in-stock inventory positions, heavy pressure from competitors and poor market conditions, particularly in the Company's core California markets.

    In connection with the adoption of Fresh-Start Reporting, the Company (referred to as "Successor Company" in the financial tables contained herein) adopted the First-in, First-out ("FIFO") method for determining the cost of its inventories. The Company's consolidated FIFO gross profit was 36.4%, 37.7% and 38.1% for the year ended January 29, 1995, six months ended January 30, 1994 and six months ended August 1, 1993, respectively. The decreased margin resulted primarily from the Company providing $2,500 during the fourth quarter for slow moving inventory and discontinued product lines. In fiscal 1993, the decreased margin resulted, in part, from strategic marketing decisions and competitive factors pursuant to which the Company reduced prices in certain product categories and utilized promotional markdowns to improve customer traffic and reduce discontinued merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For fiscal 1994, selling, general and administrative expenses decreased 25.7% as follows:

                                                            FISCAL YEAR 1993
                                                        ------------------------
                                                        SIX MONTHS   SIX MONTHS
                                                           ENDED        ENDED
                                           FISCAL YEAR  JANUARY 30,   AUGUST 1,
                                              1994         1994         1993       VARIANCE
                                           -----------  -----------  -----------  -----------
                                           (SUCCESSOR   (SUCCESSOR   (PREDECESSOR (PREDECESSOR
                                            COMPANY)     COMPANY)     COMPANY)     COMPANY)
Paint Stores.............................   $  39,971    $  29,314    $  35,722    $ (25,065)
Art Stores (1)...........................           0            0        2,047       (2,047)
Zynolyte Products Company (1)............           0            0        2,722       (2,722)
Major Paint Company and Export Sales.....       1,201        1,174          114          (87)
Corporate costs..........................      18,542        4,154        5,103        9,285
                                           -----------  -----------  -----------  -----------
                                            $  59,714    $  34,642    $  45,708    $ (20,636)
                                           -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------

- ------------------------
(1) These business units were transferred to newly formed corporations owned by the Grantor Trust pursuant to the Reorganization Plan to secure the indebtedness owed to FCI and KRI under the FCI/KRI Secured Notes. Zynolyte Products Company was sold on August 2, 1993.

    The decrease for fiscal 1994 results primarily from the closing of 60 stores and the transfer of two of the Company's business units pursuant to its Reorganization Plan. Selling, general and administrative expenses were 53.2% of sales for the year ended January 29, 1995, versus 41.2% and 39.6% of sales for the six months ended January 30, 1994 and August 1, 1993, respectively. The increase in the percentage of sales is due to the decrease in sales and the fixed nature of certain expenses.

    Corporate costs for the year ended January 29, 1995 include $2,630 for costs related to the Restructuring, $1,725 in costs associated with the Liquidating Property Trust, $1,500 for increases in self-insurance reserves, $1,000 for severance and $700 for increases in environmental reserves.

    The decrease for fiscal 1993 resulted from the closing of 57 stores and the transfer of two of the Company's business units pursuant to its Reorganization Plan.

RESTRUCTURING CHARGES

    The results of operations for the fiscal year ended January 29, 1995 and the six months ended January 30, 1994 reflect provisions of $700 and $6,000, respectively, for the anticipated costs to effect the expanded restructuring of the Company's operations and closure of approximately thirty-four (34) retail outlets which the Company owns. During fiscal 1994, the Company identified an additional twelve (12) stores for closure during fiscal 1995. These provisions include $3,900 for inventory clearance markdowns, employee severance and other store closing costs. These provisions also include $1,200 for property taxes, utilities, maintenance and other ongoing holding costs which the Company expects to incur until these thirty-four (34) retail stores are sold and $1,600 for similar ongoing costs relating to 31 previously closed stores which, due to various market conditions, have not yet been sold.

    The Company has reduced the number of paint stores in operation to 58 from 120 since emerging from bankruptcy on June 14, 1993.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was $2,121 for the year ended January 29, 1995, versus $1,744 and $2,558 for the six months ended January 30, 1994 and August 1, 1993, respectively. This decrease was principally due to the sale of surplus real estate properties and the Company's adoption of Fresh-Start
Reporting whereby it restated and reallocated real estate values between non-depreciable land and depreciable buildings and fixtures. The decrease for fiscal 1993 was principally due to the sale of surplus real estate properties and the Company's adoption of Fresh-Start Reporting. In addition, the Company does not depreciate non-operating properties held for sale as such properties are carried at their net realizable value. Depreciation and amortization was $5,910 in fiscal 1992.

INTEREST INCOME AND INTEREST EXPENSE

    Interest income reflects amounts earned on cash deposits. Interest expense includes accrued amounts on the Senior Notes, short-term borrowings, as well as the other debt. Interest expense for the year ended January 29, 1995 was $11,518, compared to $5,358 and $6,566 for the six months ending January 30, 1994 and August 1, 1993, respectively. The decrease results from the reduction of outstanding long-term debt from the sale of real property encumbered under the Company's Senior Notes.

    The decrease for fiscal 1993 was principally due to the sale of surplus real
estate   properties,  the  Company's  adoption   of  Fresh-Start  Reporting  and
settlement of prepetition obligations pursuant to the Reorganization Plan.

    Interest income for fiscal 1992 of $156 is classified as a component of Reorganization Items in the Company's consolidated financial statements.

    During its Chapter 11 case, the Company accrued interest on the Amended Insurance Company Loan at 9%. Under the terms of an "Adequate Protection Stipulation" approved by the Bankruptcy Court, the Company was required to make payments to the Insurance Company Lenders amounting to $900 per month. Such interest expense was approximately $3,331 less than the contractual stated rate (initially 11.75%). Similarly, the Company accrued interest on the Revolving Loan and LESOP loan at prime plus 2%.

OTHER INCOME

    Other income primarily represents the Company's gains on the sales of real property.

LOSS ON REAL PROPERTIES

    As a result of the real property transfers and sale of its residual interests in the Liquidating Property Trust pursuant to and in contemplation of the Restructuring, the Company will no longer consolidate assets having a net book value of $84.4 million and liabilities of $67.1 million. Accordingly, the Company has recognized a loss of $15.3 million for the year ending January 29, 1995, representing the excess of the net book value of the real properties transferred in 1994 and the additional properties to be transferred to the Liquidating Property Trust in 1995 over the indebtedness assumed and outstanding and the proceeds from the sale of the Company's residual interest in the Liquidating Property Trust.

    On March 16, 1994, the Company entered into an agreement with the Insurance Company Lenders and FCI and KRI for $10 million of new financing and a plan to restructure the Company's existing $103 million of indebtedness under the Amended Insurance Company Loan and existing $6 million indebtedness with the Grantor Trust.

    Under the terms of the New Loan Agreement, on August 1, 1994, the Company established the Liquidating Property Trust to which it transferred all but approximately 28 of its 103 operating and non-operating real properties in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of Assumed Indebtedness under the Amended Insurance Company Loan. The book value of the properties to be sold by the Liquidating Property Trust exceeded the sale proceeds, less applicable fees, expenses and other costs by approximately $14.6 million. Accordingly, the Company provided for this loss as of January 30, 1994. Interest and principal on the Assumed Indebtedness is only payable to the extent of proceeds from sales of Liquidating Property Trust assets. The interest rate on the Assumed Indebtedness was increased to 10% per annum. The Company provided a limited guarantee on the Assumed Indebtedness in an amount equal to 10% of the Assumed Indebtedness.

REORGANIZATION ITEMS

    Reorganization items consist of expenses directly related to the reorganization of the Company from the Petition Date through the Closing Date, including professional fees and other costs related to the administration of bankruptcy matters. In addition, reorganization items include adjustments to record assets and liabilities at fair value in connection with the Company's adoption of Fresh-Start Reporting, and a loss on the sale of business units and real properties transferred to the Grantor Trust in accordance with the Reorganization Plan. Additional information is included in Item 1 and in Note 2 to the Consolidated Financial Statements.

INCOME TAXES

    Notwithstanding the large loss incurred for fiscal 1994, the Company recorded no tax provision (benefit) as the Company's ability to utilize such additional loss was not assured.

    The tax provision (benefit) for fiscal 1993 represents the minimum due for franchise taxes and the net change in deferred tax.

    The 1992 tax provision (benefit) represents the expense associated with settlement of an Internal Revenue Service examination covering the Company's four fiscal years preceding the Chapter 11 filing, additional refunds received from carryback of the federal and state operating losses for fiscal 1991, state tax liabilities for fiscal 1992, and the net change in deferred tax for fiscal 1992.

LIQUIDITY AND CAPITALIZATION MEASURES

    The Company considers the following as comparative measures of liquidity and capital resources:

                                                  FISCAL         FISCAL YEAR 1993         FISCAL YEAR
                                                YEAR 1994   ---------------------------       1992
                                                ----------   SIX MONTHS     SIX MONTHS   --------------
                                                                ENDED         ENDED
                                                (SUCCESSOR   JANUARY 30,    AUGUST 1,     (PREDECESSOR
                                                 COMPANY)       1994           1993         COMPANY)
                                                            -------------  ------------
                                                             (SUCCESSOR    (PREDECESSOR
                                                              COMPANY)       COMPANY)
Working capital (deficiency) (1)..............  $   (9,643) $      (2,206) $      5,909  $       30,155
Current ratio (1).............................    .69 to 1       .94 to 1     1.14 to 1       2.15 to 1
Cash (used in) provided by operating
 activities...................................  $  (14,555) $     (11,413) $    (9,089)  $          648
Debt and mandatory redeemable preferred stock
 to stockholders' equity ratio (1)............   (4.3 to 1)     10.7 to 1     7.05 to 1  (7.44) to 1

- ------------------------
(1) As of January 31, 1993, all contractual debt has been classified as non-current or as a liability subject to compromise.

    The Company's capital structure remains highly leveraged despite its reorganization and recapitalization under Chapter 11 of the United States Bankruptcy Code in 1993 and a subsequent restructuring of debt in 1994.

    As of January 29, 1995, the Company was not in compliance with the financial covenants under its agreements with the Insurance Company Lenders and Foothill Capital Corporation ("Foothill"). Pursuant to the Company's request, the Insurance Company Lenders and Foothill have agreed to waive compliance with the financial covenants through April 30, 1996.

    As of January 29, 1995, the Company was over-advanced under its working capital loan facility with Foothill based on a formula of inventory and receivables and had no other alternative sources of capital available. Foothill approved the $1.75 million over-advance and consented to the Restructuring.

    To successfully implement its strategic objectives, increase sales and reduce debt, the Company requires significant sources of new capital. The Company's current sales levels are not sufficient to cover its operating expenses and fund the interest expense associated with the Company's current high level of fixed debt. In addition, the Company requires additional capital to pay down its past due trade accounts payable and purchase new inventory to restock its retail stores.

    The Restructuring will provide $16 million of new capital. In addition, it is contemplated that on or after the Closing Date (defined below) FCI or an affiliate will purchase $5 million of working capital notes from the Company.

    The Restructuring must be approved by the stockholders of the Company in order for the Restructuring to be accomplished. It is contemplated that the closing and effective date (the "Closing Date") of the Restructuring will take place promptly after the stockholders meeting to approve the Restructuring, subject to the satisfaction of any other conditions precedent to the Closing Date.

    As part of the Restructuring, as of February 15, 1995, CRM provided interim financing to the Company in contemplation of the completion of the Restructuring. CRM entered into an Interim Loan Agreement pursuant to which it purchased $14 million of notes ("Interim Notes") from the Company on substantially the same terms as the $10 million originally borrowed by the Company under the New Loan Agreement. Pursuant to an intercreditor agreement, the Interim Notes share pro rata in the collateral securing the obligations under the New Loan Agreement and the Grantor Trust Notes, and the Company has granted fourth mortgages to CRM on its real properties to secure the indebtedness. On the Closing Date, CRM will exchange the Interim Notes for Common Stock as described above.

    In addition, as of April 7, 1995, pursuant to an amendment to the Investment Agreement and an unsecured loan agreement, CRM loaned $2 million to the Company. The loan will be exchanged on the Closing Date as consideration for CRM's purchase of the Company's residual interest in the Liquidating Property Trust.

    Since the Restructuring has not been approved by the Company's stockholders and formally accepted by the Insurance Company Lenders, FCI, KRI and CRM, the report of the Company's independent auditors dated April 7, 1995 indicates that there is substantial doubt as to the Company's ability to continue as a going concern. The potential consequences of the Company's inability to continue as a going concern would be the filing of petition(s) under Chapter 7 of the United States Bankruptcy Code.

    The Company has no reason to believe that the Restructuring will not be approved because CRM has obtained irrevocable proxies from stockholders who presently own, in the aggregate, in excess of 50% of the Company's voting stock to vote in favor of the Restructuring and against any proposals that would impede or delay the Restructuring.

    The Restructuring will improve the Company's liquidity and reduce the Company's indebtedness. However, there can be no assurances that the Company will be successful in the Restructuring or with any strategic changes to the operations of the Company as proposed by CRM or that it will be able to improve its sales or reduce its operating expenses in order to return to profitability. According to management's expectations, the Company will need additional capital during the fourth quarter to sustain its operations through the end of the 1995 fiscal year. CRM has confirmed to the Company that subject to the closing of the Restructuring, it will make funds available to the Company, as necessary, to meet its operating requirements and discharge its obligations through the end of the 1995 fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item appears on pages F-1 - F-21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to each person who is an officer or director of the Company.

NAME                                        AGE                               POSITION
- --------------------------------------      ---      ----------------------------------------------------------
Ronald I. Scharman                              42   Chief Executive Officer; Director
Howard Schwartz                                 48   Senior Vice President and Chief Financial Officer
Edward A. Drury                                 42   Vice President -- Legal; Corporate Secretary
Richard Boje                                    58   Director
Roland F. Breault                               55   Director
Robert Dangremond                               52   Director
Juan Gramage                                    43   Director
Deborah Hicks Midanek                           40   Chairman of the Board
William Yingling                                51   Director
Thomas A. White                                 52   Director

EXECUTIVE OFFICERS AND DIRECTORS

    Richard L. Boje was elected to the Board of Directors on December 10, 1993 at a meeting of the Board of Directors. Mr. Boje's term as a director expires at the next annual meeting of stockholders to be held in 1995. Mr. Boje is Chairman of the Company's Executive Committee and is a member of the Company's Compensation Committee. From 1977 through 1987, Mr. Boje served in various positions at Carter Hawley Hale Stores, Inc. and its subsidiaries and affiliates (specialty/retail), including serving as Chairman of the Board and Chief Executive officer of Weinstocks from 1982 through 1985 and Chairman of the Board and Chief Executive Officer of the John Wanamaker Division from 1985 through 1987. From 1987 through 1992, Mr. Boje served as Chairman of the Board and Chief Executive Officer of the Lynn-Edwards Corporation (office products distributor). Mr. Boje presently is an independent investor and consultant.

    Roland F. Breault is the Director of corporate planning for Dakota Services, Inc., a subsidiary of CRM. Mr. Breault's term as a director expires at the next annual meeting of stockholders to be held in 1995. Prior to joining CRM in 1994, Mr. Breault was Vice-President and Area Director of the Latin American division of Olin Corporation, a chemicals, metals and defense company. He joined Olin Corporation in 1983 and held several positions in operations, strategic planning and marketing.

    Robert N. Dangremond was elected to the Board of Directors on December 10, 1993 at a meeting of the Board of Directors. Mr. Dangremond's term as a director expires at the next annual meeting of stockholders to be held in 1995. Mr. Dangremond is a member of the Company's Executive Committee and is Chairman of the Company's Audit Committee. Mr. Dangremond was the Chairman of the Board, President and Chief Executive Officer of AM International, Inc. (graphic arts supplies and manufacturing). AM International is listed on the American Stock Exchange. Mr. Dangremond was elected to his former positions at AM International on February 6, 1993. AM International filed a voluntary petition under the Federal bankruptcy laws on May 17, 1993. On September 29, 1993, AM International's plan of reorganization was confirmed by the Bankruptcy Court and became effective on October 13, 1993. Since August 1989, Mr. Dangremond has been a Principal with Jay Alix & Associates, a consulting and accounting firm specializing in corporate restructurings and turnaround activities. From 1981 through 1989, Mr. Dangremond was the Chief Financial Officer and Treasurer of the Leach & Garner Company (manufacturing). From 1969 to 1981, Mr. Dangremond held various positions with Chase Manhattan Bank, N.A. and prior to that was with Scott Paper Company. Mr. Dangremond is also a director of Envirodyne Industries, Inc. (manufacturing) and Barry's Jewelry, Inc. (retail).

    Juan Gramage is General Manager of the Construcentro division of CRM and a consultant with Dakota Services, Inc. Mr. Gramage's term as a director expires at the next annual meeting of stockholders to be held in 1995. It is expected that Mr. Gramage will be appointed the Chief Executive Officer of the Company following the Closing Date. Prior to joining CRM in 1992, Mr. Gramage held various positions with Industrias Plycem S.A., including General Manager from 1988 to 1992.

    Deborah Hicks Midanek was elected to the Board of Directors on December 10, 1993 at a meeting of the Board of Directors and elected Chairman at the consummation of the Interim Financing. Ms. Midanek's term as a director expires at the next annual meeting of stockholders to be held in 1995. Ms. Midanek is Chairman of the Company's Compensation Committee and is a member of the Company's Audit and Human Relations Committees. Ms. Midanek presently serves as Chairman of the Board of Trustees and the Chief Executive Officer of The Solon Funds, a registered investment company, positions she has held since March 1, 1994. Since 1989, Ms. Midanek has served as the Chief Executive Officer of Solon Asset Management Corporation, a registered investment advisor. In 1994, Solon Asset Management Corporation became the general partner of Solon Asset Management L.P., also a registered investment advisor and advisor to the Solon Funds. During the period from 1992 through 1993, Ms. Midanek served as Managing Director and Director of Mutual Funds for Montgomery Asset Management, L.P. From 1984 through 1990, Ms. Midanek held various positions with Drexel Burnham Lambert, Inc. in the Mortgage Backed Securities Department.

    Ronald I. Scharman became interim Chief Executive Officer of the Company at the consummation of the Interim Financing. Mr. Scharman served previously as Executive Vice President of the Company, a position he held since June 14, 1993 when the Reorganization Plan became effective. Mr. Scharman was elected to the Board of Directors in July, 1993. Mr. Scharman's term as a director expires at the next annual meeting of stockholders to be held in 1995. Mr. Scharman is a member of the Company's Human Relations Committee. Prior to joining the Company, Mr. Scharman was the managing director of Fawn Holdings, a firm specializing in financial restructuring of troubled companies, a position held since 1992. During the period 1988 through 1992, Mr. Scharman was the managing director and chief financial officer of Trading Alliance Corporation (TAC), a trade finance merchant bank servicing under-capitalized and financially troubled companies. From 1983 to 1988, Mr. Scharman held various positions with Manufacturers Hanover Trust Company and Manufacturers Hanover World Trade Corporation.

    Thomas A. White is the Director of Manufacturing for Dakota Services, Inc., and he has held that position since June of 1994. Mr. White's term as a director expires at the next annual meeting of stockholders to be held in 1995. Mr. White is responsible for manufacturing for the Paint Division coatings plants across North and South America. Before joining CRM, Mr. White was employed at PPG Industries, a chemicals and coatings company, from 1985 to 1994, as the Director of Manufacturing and previously as the Director of Quality Assurance.

    William E. Yingling, III was elected to the Board of Directors on December 10, 1993 at a meeting of the Board of Directors. Mr. Yingling's term as a director expires at the next annual meeting of stockholders to be held in 1995. Mr. Yingling is a member of the Company's Compensation and Executive Committees. Mr. Yingling from 1991 through 1993 was the Chairman of the Board and Chief Executive Officer of Thrifty Corporation (pharmaceuticals and specialty/retail). During the period 1986 through 1991, Mr. Yingling was the President of the Southern California division of Lucky Stores, Inc. (supermarket).

    Howard Schwartz has served as Senior Vice President and Chief Financial Officer since November 29, 1993. Mr. Schwartz is a member of the Company's Pension and Benefits Committee. Prior to joining the Company, and since 1991, Mr. Schwartz was Senior Vice President and Chief Financial Officer for Conrans-Habitat (specialty retail). From 1987 through 1991, Mr. Schwartz served as Vice President and Chief Financial Officer for Hoffritz for Cutlery, Inc. (specialty retail).

    Edward A. Drury has served as Vice President/Legal since October 1990. For more than five years prior thereto, Mr. Drury was Tax Counsel, Director/Taxes and Assistant Corporate Secretary for the Company.

ITEMS 11, 12 AND 13

    The information required by these items is contained in the Company's definitive Proxy Statement which relates to election of the Company's directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1.  FINANCIAL STATEMENTS

        Report of Independent Auditors

        Consolidated Balance Sheets as of January 29, 1995 and January 30, 1994

        For the fiscal year ended January 29, 1995 and the Six Months Ended January 30, 1994 and August 1, 1993, and the fiscal year ended January 31, 1993:

           Consolidated Statements of Operations
           Consolidated Statements of Stockholders' (Deficit) Equity
            and Preferred Stock Subject to Mandatory Redemption
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES

        None.

        3.  EXHIBITS

           The Exhibits required to be filed hereunder are indexed on pages 29 through 33.

    (B) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated January 18, 1995 was filed with the Commission on January 19, 1995 and related to the execution of a Letter of Intent with Corimon, S.A.C.A.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STANDARD BRANDS PAINT COMPANY

                                          By        /s/ RONALD I. SCHARMAN

                                             -----------------------------------
                                                     Ronald I. Scharman
                                                   CHIEF EXECUTIVE OFFICER

Date: April 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 SIGNATURES                          TITLE             DATE
- ---------------------------------------------  -----------------  --------------

       By            /s/ RICHARD BOJE
   ---------------------------------------     Director           April 27, 1995
                Richard Boje

      By          /s/ ROLAND F. BREAULT
   ---------------------------------------     Director           April 27, 1995
              Roland F. Breault

      By       /s/ ROBERT N. DANGREMOND
   ---------------------------------------     Director           April 27, 1995
            Robert N. Dangremond

       By            /s/ JUAN GRAMAGE
   ---------------------------------------     Director           April 27, 1995
                Juan Gramage

     By       /s/ DEBORAH HICKS MIDANEK
   ---------------------------------------     Chairman of the    April 27, 1995
            Deborah Hicks Midanek               Board

      By         /s/ RONALD I. SCHARMAN        Director and
   ---------------------------------------      Chief Executive   April 27, 1995
             Ronald I. Scharman                 Officer

       By          /s/ THOMAS A. WHITE
   ---------------------------------------     Director           April 27, 1995
               Thomas A. White

    By       /s/ WILLIAM E. YINGLING, III
   ---------------------------------------     Director           April 27, 1995
          William E. Yingling, III

                                               Senior Vice
                                                President and
                                                Chief Financial
       By          /s/ HOWARD SCHWARTZ          Officer
   ---------------------------------------      [Principal        April 27, 1995
               Howard Schwartz                  Financial and
                                                Accounting
                                                Officer]

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                EXHIBIT                                               PAGE NUMBER
- -----------  ----------------------------------------------------------------------------------------------  -------------
       2.1   Fourth  Amended Joint Plan of  Reorganization dated March 3, 1993  filed by the Registrant and certain of its subsidiaries, incorporated by reference herein from Exhibit 2.1 to Registrant's
             Registration Statement on Form  S-1 dated February 3,  1994, Registration No. 33-74744  ("1994
             Form S-1")....................................................................................
       3.1   Certificate of Incorporation of the Registrant, dated June 14, 1993, incorporated by reference herein from Exhibit 3.1 of the 1994 Form S-1..................................................
       3.2   Bylaws  of the  Registrant, dated June  5, 1987, and  Amendment thereto, dated  June 14, 1993, incorporated by reference herein from Exhibit 3.2 of the 1994 Form S-1........................
      10.1   The Registrant's  Moneybuilder 401(k)  Savings and  Profit-Sharing Plan  and Trust  Agreement,
             incorporated  by reference herein from Exhibit 10(c) to Registrants Annual Report on Form 10-K for its fiscal year ended January 27, 1985....................................................
      10.2   Amended and Restated Loan Agreement  by and between the  Registrant and Standard Brands  Paint
             Co.,  Standard Brands  Realty Co.,  Inc., and  Sun Life  Insurance Company  of America, Anchor
             National Life Insurance Co., Transamerica Life Insurance and Annuity Company and  Transamerica
             Occidental  Life Insurance Company, as  Servicing Agent, dated June  14, 1993, incorporated by reference herein from Exhibit 10.2 of the 1994 Form S-1.......................................
      10.3   First Waiver To Credit  Agreement by and  between the Registrant,  Standard Brands Paint  Co.,
             Standard  Brands Realty Co., Inc., and Sun  Life Insurance Company of America, Anchor National
             Life  Insurance  Co.,  Transamerica  Life  Insurance  and  Annuity  Company  and  Transamerica
             Occidental Life Insurance Company, as Servicing Agent, dated December 31, 1993 incorporated by reference  herein from  Exhibit 10-3 of  the Registrant's Annual  Report on Form  10-K for its
             fiscal year ended January 30, 1994 ("1994 Form 10-K").........................................
      10.4   Second Amendment and  Limited Waiver to  Amended and  Restated Loan Agreement  by and  between
             Registrant,  Standard Brands  Paint Co.,  Standard Brands  Realty Co.,  Inc., and Transamerica
             Occidental Life Insurance  Company as Servicing  Agent, dated March  16, 1994 incorporated  by reference herein from Exhibit 10.4 of the 1994 Form 10-K......................................
      10.5   Mutual  Release and  Waiver dated March  16, 1994,  by and among  Registrant, Standards Brands
             Paint Co., Standard Brands Realty Co., Inc.,  The Art Store, and Transamerica Occidental  Life
             Insurance Company as Servicing Agent incorporated by reference herein from Exhibit 10.5 of the
             1994 Form 10-K................................................................................
      10.6   New  Loan Agreement, dated March 16, 1994, by and among Registrant, Standard Brands Paint Co.,
             Standard Brands Realty Co., Inc., and Sun  Life Insurance Company of America, Anchor  National
             Life  Insurance Co.,  Transamerica Life Insurance  and Annuity Company,  Standard Brands Paint
             Collateral Trust  and  Transamerica  Occidental  Life Insurance  Company  as  Servicing  Agent
             incorporated by reference herein from Exhibit 10.6 of the 1994 Form 10-K......................

  EXHIBIT
  NUMBER                                                EXHIBIT                                               PAGE NUMBER
- -----------  ----------------------------------------------------------------------------------------------  -------------
      10.7   Amended and Restated Intercreditor Agreement dated March 16, 1994, by and between (i) Fidelity
             Capital  & Income  Fund and Kodak  Retirement Income  Plan Trust Fund,  (ii) Registrant, (iii)
             Standard Brands Paint  Co., Standard Brands  Realty Co.,  Inc., The Art  Store, (iv)  Standard
             Brands  Paint  Collateral Trust  and  (v) Transamerica  Occidental  Life Insurance  Company as
             Servicing Agent incorporated by reference herein from Exhibit 10.7 of the 1994 Form 10-K......
      10.8   Exchange Agreement dated  June 14,  1993 by and  among the  Registrant, SunAmerica  Financial,
             Inc.,  Transamerica  Occidental Life  Insurance Company  and  Transamerica Life  Insurance and
             Annuity Company, incorporated by reference herein from Exhibit 10.4 of the 1994 Form S-1......
      10.9   Registration Rights Agreement  dated June  14, 1993 by  and among  the Registrant,  SunAmerica
             Financial,  Inc.,  Transamerica  Occidental  Life  Insurance  Company  and  Transamerica  Life
             Insurance and Annuity Company, and Fidelity  Capital & Income Fund, incorporated by  reference herein by Exhibit 10.5 of the 1994 Form S-1...................................................
     10.10   Registration  Rights Agreement dated  June 14, 1993,  by and among  the Registrant, SunAmerica
             Financial,  Inc.,  Transamerica  Occidental  Life  Insurance  Company  and  Transamerica  Life
             Insurance  and Annuity Company, and  Kodak Retirement Income Plan  Trust Fund, incorporated by reference herein by Exhibit 10.6 of the 1994 Form S-1.........................................
     10.11   Stock Purchase  Agreement, dated  as of  June 14,  1993, by  and among  Standard Brands  Paint
             Company,  Standard Brands Paint Co., Standard Brands Realty Co., Inc. Major Paint Company, Art
             Store Holding Company, Zynolyte  Products Holding Company,  S.B.P. Properties Holding  Company
             and  Standard Brands Paint Collateral Trust, by Lewis C. Leighton, as trustee, incorporated by reference herein by Exhibit 10.7 of the 1994 Form S-1.........................................
     10.12   Note Purchase Agreement,  dated as  of June  14, 1993, by  and between  Standard Brands  Paint
             Collateral  Trust and  Fidelity Capital  & Income  Fund, incorporated  by reference  herein by
             Exhibit 10.8 of the 1994 Form S-1.............................................................
     10.13   Amendment Number One, dated  September 30, 1993,  to Note Purchase  Agreement, by and  between
             Standard  Brands Paint Collateral  Trust and Fidelity  Capital & Income  Fund, incorporated by reference herein by Exhibit 10.9 of the 1994 Form S-1.........................................
     10.14   Amendment Number  Two, dated  January 3,  1994, to  Note Purchase  Agreement, by  and  between
             Standard  Brands Paint  Collateral Trust  and Fidelity Capital  & Income  Fund incorporated by reference herein from Exhibit 10.14 of the 1994
             Form 10-K.....................................................................................
     10.15   Note Purchase Agreement, dated as of June  14, 1993, between Standard Brands Paint  Collateral
             Trust and Kodak Retirement Income Plan Trust Fund, incorporated by reference herein by Exhibit
             10.11 of the 1994 Form S-1....................................................................
     10.16   Amendment  Number One, dated  September 30, 1993,  to Note Purchase  Agreement, by and between
             Standard  Brands  Paint  Collateral  Trust  and  Kodak  Retirement  Income  Plan  Trust  Fund,
             incorporated by reference herein by Exhibit 10.12 of the 1994 Form S-1........................
     10.17   Amendment  Number  Two, dated  January 3,  1993, to  Note Purchase  Agreement, by  and between
             Standard  Brands  Paint  Collateral  Trust  and  Kodak  Retirement  Income  Plan  Trust   Fund
             incorporated by reference herein from Exhibit 10.17 of the 1994 Form 10-K.....................

  EXHIBIT
  NUMBER                                                EXHIBIT                                               PAGE NUMBER
- -----------  ----------------------------------------------------------------------------------------------  -------------
     10.18   Pledge  Agreement, dated as of  June 14, 1993, between  Standard Brands Paint Collateral Trust and Benjamin Aerenson, as collateral agent, incorporated by reference herein by Exhibit  10.14 of the 1994 Form S-1..........................................................................
     10.19   Amendment  One to Pledge  Agreement, dated September  30, 1993, between  Standard Brands Paint
             Collateral Trust and Benjamin Aerenson, as collateral agent, incorporated by reference  herein by Exhibit 10.15 of the 1994 Form S-1.........................................................
     10.20   Amendment  Two  to Pledge  Agreement dated,  January  3, 1994,  between Standard  Brands Paint
             Collateral Trust and Benjamin Aerenson, as  collateral agent incorporated by reference  herein from Exhibit 10.20 of the 1994 Form 10-K......................................................
     10.21   Guarantee,  dated  as of  June 14,  1993, by  Standard Brands  Paint Company,  incorporated by reference herein by Exhibit 10.17 of the 1994 Form S-1........................................
     10.22   Amendment One  to Guarantee,  dated September  30,  1993, by  Standard Brands  Paint  Company,
             incorporated by reference herein by Exhibit 10.18 of the 1994 Form S-1........................
     10.23   Amendment  Two  to  Guarantee,  dated  January  3,  1994,  by  Standard  Brands  Paint Company
             incorporated by reference herein from Exhibit 10.23 of the 1994 Form 10-K.....................
     10.24   Amendment Three  to  Guarantee,  dated  March  16, 1994,  by  Standard  Brands  Paint  Company
             incorporated by reference herein from Exhibit 10.24 of the 1994 Form 10-K.....................
     10.25   Liquidating  Trust Agreement, dated  as of June 14,  1993, by and  among Standard Brands Paint
             Company, Standard Brands  Paint Co., Major  Paint Company, Standard  Brands Realty Co.,  Inc.,
             Zynolyte Products, E.I. Du Pont DeNemours & Company, Inc., M.C.S. Industries, Inc., Diamond W.
             Floor  Covering, Inc., American Credit Indemnity, Inc., as trustees, incorporated by reference herein by Exhibit 10.20 of the 1994 Form S-1..................................................
     10.26   Trust Estate  Transfer Agreement,  dated June  14, 1993  by and  among Standard  Brands  Paint
             Company,  Standard Brands Paint  Co., Standard Brands  Realty Co., Inc.,  Major Paint Company,
             Zynolite Products  Company,  and  the  Standard  Brands  Liquidating  Trust,  incorporated  by reference herein by Exhibit 10.21 of the 1994 Form S-1........................................
     10.27   Disbursing  Agent Agreement, dated June  14, 1993 by and  among Standard Brands Paint Company,
             Standard Brands Paint  Co., Major Paint  Company, Standard Brands  Realty Co., Inc.,  Zynolyte
             Products  Company, and Bankruptcy Claims Administration,  as disbursing agent, incorporated by reference herein by Exhibit 10.22 of the 1994 Form S-1........................................
     10.28   Liquidating Trust Disbursing Agent  Agreement dated June 14,  1993, incorporated by  reference herein by Exhibit 10.23 of the 1994 Form S-1..................................................
     10.29   Loan  and Security Agreement dated as  of June 14, 1993, by  and among Foothill Capital, Paint
             Co., and Major  Paint, incorporated  by reference  herein by Exhibit  10.24 of  the 1994  Form
             S-1...........................................................................................
     10.30   General  Continuing Guaranty,  dated as of  June 14,  1993, by Standard  Brands Paint Company,
             incorporated by reference herein by Exhibit 10.25 of the 1994
             Form S-1......................................................................................

  EXHIBIT
  NUMBER                                                EXHIBIT                                               PAGE NUMBER
- -----------  ----------------------------------------------------------------------------------------------  -------------
     10.31   First Amendment to Borrower Guaranty  Agreement, dated June 14,  1993, by Paint Co.,  Standard
             Brands  Realty, and the Art  Stores, incorporated by reference herein  by Exhibit 10.26 of the
             1994 Form S-1.................................................................................
     10.32   Grantor Trust Agreement between Leighton and Standard  Brands Paint Company, dated as of  June
             14, 1993, incorporated by reference herein by Exhibit 10.27 of the 1994 Form S-1..............
     10.33   Amendment  Number One to Grantor  Trust Agreement, dated September  30, 1993, between Leighton and Standard Brands Paint Company,  incorporated by reference herein  by Exhibit 10.28 of  the
             1994 Form S-1.................................................................................
     10.34   Amendment  Number Two to Grantor  Trust Agreement, dated January  3, 1994, between Karl Savryn and Standard Brands Paint Company incorporated by  reference herein from Exhibit 10.34 of  the
             1994 Form 10-K................................................................................
     10.35   Secured  Guarantee, dated September  30, 1993, by  Standard Brands Paint  Co., incorporated by reference herein by Exhibit 10.30 of the 1994 Form S-1........................................
     10.36   Amendment Number One, dated  January 3, 1994,  by Standard Brands  Paint Co., incorporated  by reference herein from Exhibit 10.36 of the 1994 Form 10-K.....................................
     10.37   Secured Guarantee, dated September 30, 1993, by Major Paint Company, incorporated by reference herein by Exhibit 10.32 of the 1994 Form S-1..................................................
     10.38   Amendment  Number One, dated January 3, 1994, by Major Paint Company incorporated by reference herein from Exhibit 10.38 of the 1994 Form 10-K...............................................
     10.39   Security Agreement, dated September  30, 1993, by and  among Benjamin Aerenson, as  collateral agent  for Fidelity Capital &  Income Fund and Major  Paint Company, incorporated by reference herein by Exhibit 10.34 of the 1994 Form S-1..................................................
     10.40   Security Agreement, dated September  30, 1993, by and  among Benjamin Aerenson, as  collateral agent  for Fidelity  Capital & Income  Fund and Kodak  Retirement Income Plan  Trust Fund, and
             Standard Brands Paint Co., incorporated by reference herein by Exhibit 10.35 of the 1994  Form
             S-1...........................................................................................
     10.41   Security Agreement-Instrument, dated September 30, 1993, between Standard Brands Paint Company and  Standard Brands Paint Collateral Trust, incorporated by reference herein by Exhibit 10.36 of the 1994 Form S-1..........................................................................
     10.42   Amendment Number  One,  dated January  3,  1994, between  Standard  Brands Paint  Company  and
             Standard Brands Paint Collateral Trust, incorporated by reference herein from Exhibit 10.42 of the 1994 Form 10-K............................................................................
     10.43   Loan Agreement dated March 16, 1994 among Standard Brands Paint Company, Standard Brands Paint
             Co.,  Standard Brands  Realty Co., Inc.,  and Karl Savryn,  as trustee of  the Standard Brands
             Paint Collateral Trust U/T/D  6-14-93 incorporated by reference  herein from Exhibit 10.43  of the 1994 Form 10-K............................................................................
     10.44   Investment   Agreement  dated  as  of  February  15,  1995  among  Corimon,  S.A.C.A,  Corimon
             Corporation, Fidelity  Capital  &  Income  Fund, Kodak  Retirement  Income  Plan  Trust  Fund,
             Transamerica  Life Insurance and Annuity Co.,  Transamerica Occidental Life Insurance Co., Sun
             Life Insurance Company  of America, Anchor  National Life Insurance  Company, Standard  Brands
             Paint Collateral Trust and Standard Brands Paint Company incorporated by reference herein from
             Exhibit 1 to the Registrant's Current Report on Form 8-K dated February 15, 1995..............

  EXHIBIT
  NUMBER                                                EXHIBIT                                               PAGE NUMBER
- -----------  ----------------------------------------------------------------------------------------------  -------------
     10.45   Interim  Loan Agreement  dated as  of February  15, 1995  among Corimon  Corporation, Standard
             Brands Paint Company, Standard Brands Paint Co., Standard Brands Realty Co., Inc. incorporated by reference  herein from  Exhibit 2  to the  Registrant's Current  Report on  Form S-K  dated
             February 15, 1995.............................................................................
       11.   The  Registrant's Statement re Computation of Per  Share Earnings [(See Note 2 to Registrant's
             Consolidated Financial Statements)]...........................................................
       16.   Letter re Change in Certifying Accountant, incorporated  by reference herein by Exhibit 16  of the Registrant's Current Report on Form 8-K dated January 22,
             1993..........................................................................................
       22.   Subsidiaries of the Registrant................................................................
       27.   Financial Data Schedule.......................................................................

                         STANDARD BRANDS PAINT COMPANY

                            AVAILABILITY OF EXHIBITS

                            ------------------------

                       The   Company  will  furnish  upon
                       request  copies  of  the  exhibits
                       indicated  on pages  28 through 32
                       of Form 10-K at a cost of 25 CENTS
                       per page, which is the  reasonable
                       cost  to the Company in fulfilling
                       the request.

                         STANDARD BRANDS PAINT COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2

Consolidated Balance Sheets at January 29, 1995 and January 30, 1994.......................................         F-3

Consolidated Statements of Operations for the year ended January 29, 1995, the six months ended January 30,
 1994 and August 1, 1993, and the year ended January 31, 1993..............................................         F-4

Consolidated Statements of Stockholders' (Deficit) Equity and Preferred Stock Subject to Mandatory
 Redemption for the year ended January 29, 1995, the six months ended January 30, 1994 and August 1, 1993,
 and the year ended January 31, 1993.......................................................................         F-5

Consolidated Statements of Cash Flows for the year ended January 29, 1995, the six months ended January 30,
 1994 and August 1, 1993, and the year ended January 31, 1993..............................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Standard Brands Paint Company
Torrance, California

    We have audited the accompanying consolidated balance sheets of Standard Brands Paint Company as of January 29, 1995 and January 30, 1994 (Successor Company), and the related consolidated statements of operations, stockholders' (deficit) equity and preferred stock subject to mandatory redemption, and cash flows for the year ended January 29, 1995 and the six month period ended January 30, 1994 (Successor Company) and for the six month period ended August 1, 1993 and the year ended January 31, 1993 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Brands Paint Company at January 29, 1995 and January 30, 1994 (Successor Company), and the consolidated results of its operations and its cash flows for the year ended January 29, 1995 and the six month period ended January 30, 1994 (Successor Company) and for the six month period ended August 1, 1993 and the year ended January 31, 1993 (Predecessor Company), in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that Standard Brands Paint Company will continue as a going concern. As more fully described in Note 1, the Company, together with four of its subsidiaries, which filed for reorganization under Chapter 11 of the United States Bankruptcy code in 1992, emerged from their Chapter 11 bankruptcy status effective June 14, 1993. Since emerging from Chapter 11, the Company has continued to incur operating losses, and is not expected to be able to meet its fiscal year 1995 debt service requirements as they currently exist. The Company is contemplating a restructuring which is expected to provide substantial liquidity and reduce the Company's debt service requirements. However, the restructuring is subject to stockholder approval as described in Note 13. Since this restructuring has not yet been approved by the Company's stockholders and formally accepted by the lenders and prospective investors, there is substantial doubt about the Company's ability to meet its obligations as they become due and therefore its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Standard Brands Paint Company to restructure and service its debt and continue as a going concern.

    As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement healthcare benefits.

                                          ERNST & YOUNG LLP

Los Angeles, California
April 7, 1995

                         STANDARD BRANDS PAINT COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             SUCCESSOR COMPANY
                                                                                          ------------------------
                                                                                          JANUARY 29,  JANUARY 30,
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Current assets:
  Cash..................................................................................  $     1,489  $       911
  Accounts and notes receivable, net....................................................        1,506        3,398
  Inventories...........................................................................       14,750       23,849
  Prepaid expenses......................................................................          961        2,866
  Deferred income taxes.................................................................        3,053        4,082
                                                                                          -----------  -----------
    Total current assets................................................................       21,759       35,106
  Property, plant and equipment.........................................................       91,002      134,370
    Less accumulated depreciation and amortization......................................        3,293        1,623
                                                                                          -----------  -----------
                                                                                               87,709      132,747
Other assets............................................................................          442        1,984
                                                                                          -----------  -----------
    Total assets........................................................................  $   109,910  $   169,837
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Short-term borrowings.................................................................  $     3,821  $     6,646
  Grantor Trust Notes payable...........................................................      --             6,000
  Accounts payable......................................................................       10,974       11,130
  Accrued expenses......................................................................       16,607       13,536
                                                                                          -----------  -----------
    Total current liabilities...........................................................       31,402       37,312
Senior notes, secured, payable to related parties.......................................       30,470      103,080
Liquidating Property Trust Notes........................................................       52,803      --
Notes payable to related parties........................................................       10,000      --
Grantor Trust Note payable..............................................................        6,000      --
Deferred income taxes...................................................................        5,984        7,013
Other long-term liabilities.............................................................        6,637        7,864
Commitments and contingencies
Common stockholders' (deficit) equity:
  Common stock, $.01 par value per share; authorized 30,000,000 shares; issued and outstanding 22,429,000 shares at January 29, 1995 and 22,369,000 shares at January
   30, 1994.............................................................................          224          223
  Additional paid-in capital............................................................       35,593       35,571
  Deficit...............................................................................      (68,388)     (20,411)
  Less treasury stock, at cost, 28,000 shares...........................................         (815)        (815)
                                                                                          -----------  -----------
Total common stockholders' (deficit) equity.............................................      (33,386)      14,568
                                                                                          -----------  -----------
Total liabilities and stockholders' (deficit) equity....................................  $   109,910  $   169,837
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                            See accompanying notes.

                         STANDARD BRANDS PAINT COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                                          ----------------------------  --------------------------
                                                           YEAR ENDED     SIX MONTHS     SIX MONTHS    YEAR ENDED
                                                           JANUARY 29,   ENDED JANUARY  ENDED AUGUST  JANUARY 31,
                                                              1995         30, 1994       1, 1993         1993
                                                          -------------  -------------  ------------  ------------
Net sales...............................................  $     112,188  $      84,000  $    115,528  $    226,749
Cost of sales...........................................         71,342         52,332        71,512       138,666
                                                          -------------  -------------  ------------  ------------
Gross margin............................................         40,846         31,668        44,016        88,083
Other costs and expenses:
  Operating and general and administrative expenses.....         59,714         34,642        45,708        85,379
  Provision for restructuring and store closures........            700          6,000       --            --
  Loss on real properties to be transferred to a grantor
   trust................................................         15,300         16,478       --            --
  Depreciation and amortization.........................          2,121          1,716         2,323         5,443
  Interest income.......................................           (138)           (70)         (110)         (156)
  Interest expense......................................         11,518          5,358         6,556        13,846
  Other income, net.....................................           (580)          (240)       (3,469)         (211)
                                                          -------------  -------------  ------------  ------------
    Total other costs and expenses......................         88,635         63,884        51,008       104,301
                                                          -------------  -------------  ------------  ------------
Loss before reorganization items, income taxes and
 extraordinary item.....................................        (47,789)       (32,216)       (6,992)      (16,218)
Reorganization items:
  Fresh start adjustments...............................       --             --              41,463       --
  Professional fees.....................................       --             --              (4,840)       (5,831)
  Provision for store closing costs and real estate
   valuation............................................       --             --             --             (2,000)
  Provision for lease settlements.......................       --             --             --             (2,000)
  Write-off LESOP note receivable.......................       --             --             --            (12,000)
  Loss on transfer of business units and real properties
   to a grantor trust...................................           (188)          (264)       (6,441)      --
                                                          -------------  -------------  ------------  ------------
    Total reorganization (losses) gains.................           (188)          (264)       30,182       (21,831)
                                                          -------------  -------------  ------------  ------------
(Loss) income before income taxes and extraordinary
 item...................................................        (47,977)       (32,480)       23,190       (38,049)
Income tax (benefit) provision..........................       --              (12,069)      --                288
                                                          -------------  -------------  ------------  ------------
(Loss) income before extraordinary item.................        (47,977)       (20,411)       23,190       (38,337)
Extraordinary item -- gain on forgiveness of debt.......       --             --               5,371       --
                                                          -------------  -------------  ------------  ------------
Net (loss) income.......................................  $     (47,977) $     (20,411) $     28,561  $    (38,337)
                                                          -------------  -------------  ------------  ------------
                                                          -------------  -------------  ------------  ------------
Net (loss) income for common stockholders:
  Net (loss) income.....................................  $     (47,977) $     (20,411) $     28,561  $    (38,337)
  Adjustment for preferred dividends....................       --             --                (812)       (1,625)
  Accretion on redeemable preferred stock...............       --             --                (218)         (298)
                                                          -------------  -------------  ------------  ------------
                                                          $     (47,977) $     (20,411) $     27,531  $    (40,260)
                                                          -------------  -------------  ------------  ------------
                                                          -------------  -------------  ------------  ------------
Per common share:
Net (loss) income per share:
  Loss before reorganization items and extraordinary
   item.................................................  $       (2.14) $        (.90) $      (1.44) $      (7.25)
  Reorganization items..................................           (.01)          (.01)         5.42       --
  Extraordinary item -- gain on forgiveness of debt.....       --             --                 .96       --
                                                          -------------  -------------  ------------  ------------
Net (loss) income.......................................  $       (2.15) $        (.91) $       4.94  $      (7.25)
                                                          -------------  -------------  ------------  ------------
                                                          -------------  -------------  ------------  ------------
Weighted average number of common and common equivalent
 shares outstanding.....................................     22,359,000     22,341,000     5,578,000     5,555,000
                                                          -------------  -------------  ------------  ------------
                                                          -------------  -------------  ------------  ------------

                            See accompanying notes.

                         STANDARD BRANDS PAINT COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              AND PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
                                 (IN THOUSANDS)

                                                                      RECEIVABLES     MANDATORY     MANDATORY
                                ADDITIONAL    RETAINED                 AND OTHER     REDEEMABLE    REDEEMABLE
                      COMMON      PAID-IN     EARNINGS    TREASURY       CONTRA       PREFERRED     PREFERRED
                       STOCK      CAPITAL     (DEFICIT)     STOCK       ACCOUNTS        STOCK         STOCK
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Balance at January
 26, 1992...........  $   56    $       74    $  10,074   $   (815)   $   (12,000)   $    8,151    $    7,795
  Net loss for the
   year.............    --          --          (38,337)     --           --             --            --
  Write-off of note
   receivable from
   LESOP............    --          --           --          --            12,000        --            --
  Shares issued for
   employee plans...    --              36       --          --           --             --            --
  Accretion of
   preferred stock
   to mandatory
   redemption
   value............    --          --             (298)     --           --                149           149
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Balance at January
 31, 1993...........      56           110      (28,561)      (815)       --              8,300         7,944
  Shares issued for
   employee plans...    --              13       --          --           --             --            --
  Net loss for the
   six month
   period...........    --          --           (9,983)     --           --             --            --
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Predecessor Company
 balance at August
 1, 1993............      56           123      (38,544)      (815)       --              8,300         7,944
Recapitalization and
 fresh-start
 adjustments
  Issuance of common
   stock............     112        19,329       --          --           --             --            --
  Exchange of
   mandatory
   redeemable
   preferred stock
   for common
   stock............      55        16,189       --          --           --             (8,300)       (7,944)
  Fresh-start
   adjustments......    --          --           38,544      --           --             --            --
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Successor Company
 balance at August
 1, 1993............     223        35,641       --           (815)       --             --            --
  Issuance costs of
   recapitalization
   common stock.....    --             (70)      --          --           --             --            --
  Net loss for the
   six month
   period...........    --          --          (20,411)     --           --             --            --
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Successor Company
 balance at January
 30, 1994...........     223        35,571      (20,411)      (815)       --             --            --
  Issuance of common
   stock............       1            22       --          --           --             --            --
  Net loss for the
   year.............    --          --          (47,977)     --           --             --            --
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
Successor Company
 balance at January
 29, 1995...........  $  224    $   35,593    $ (68,388)  $   (815)   $   --         $   --        $   --
                      -------   -----------   ---------   ---------   ------------   -----------   -----------
                      -------   -----------   ---------   ---------   ------------   -----------   -----------

                            See accompanying notes.

                         STANDARD BRANDS PAINT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                                                ------------------------  ------------------------
                                                                             SIX MONTHS   SIX MONTHS
                                                                YEAR ENDED      ENDED        ENDED     YEAR ENDED
                                                                JANUARY 29,  JANUARY 30,   AUGUST 1,   JANUARY 31,
                                                                   1995         1994         1993         1993
                                                                -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income.............................................   $ (47,977)   $ (20,411)   $  28,561    $ (38,337)
Adjustments to net (loss) income to obtain net cash (used in)
 provided by operating activities:
  Fresh start adjustments.....................................      --           --          (41,463)      --
  Loss on transfer of business units and real properties to a
   grantor trust..............................................         188          264        6,441       --
  Extraordinary item -- gain on forgiveness of debt...........      --           --           (5,371)      --
  Write-off LESOP note receivable.............................      --           --           --           12,000
  Reorganization items........................................      --           --           --            4,000
  Restructuring charges.......................................         700        6,000       --           --
  Loss on real properties to be transferred to a grantor
   trust......................................................      15,300       16,478       --           --
  Depreciation and amortization...............................       2,121        1,744        2,558        5,910
  Interest paid-in kind.......................................       1,997        1,336          368       --
  Provision for losses on accounts receivable.................         346           86          209          389
  Deferred tax benefit........................................      --          (12,069)      --              (33)
  Gain on sale of property....................................        (580)        (239)      (3,469)         (77)
  Changes in operating assets and liabilities (net of the
   effects of business units transferred to a grantor trust as part of reorganization):
    Accounts receivable.......................................       1,358       (1,408)      (4,221)       2,890
    Inventory, prepaid expenses and other.....................      11,004        8,928        1,447        3,228
    Accounts payable, accrued expenses and other..............         988      (12,122)       5,851       10,678
                                                                -----------  -----------  -----------  -----------
Net cash (used in) provided by operating activities...........     (14,555)     (11,413)      (9,089)         648

INVESTING ACTIVITIES
Proceeds from transfer of business units and real properties to a grantor trust due to Chapter 11 proceeding, net of cash
 transferred..................................................      --           --            7,499       --
Decrease (increase) in other assets...........................       1,542          786       (2,221)         112
Purchases of property, plant and equipment....................        (179)        (913)      (1,596)      (1,856)
Proceeds from sale of property, plant and equipment...........      28,376       15,134        9,194        5,238
                                                                -----------  -----------  -----------  -----------
Net cash provided by investing activities.....................      29,739       15,007       12,876        3,494

FINANCING ACTIVITIES
Proceeds from stock issuance..................................          23       --               13           36
Costs of recapitalization stock issuance......................      --              (70)      --           --
Repayment of long-term debt...................................      (5,759)     (10,151)      (8,197)      (5,326)
Repayment of Liquidating Property Trust Notes.................     (16,045)      --           --           --
Settlement of pre-petition claims, net........................      --           --           (9,773)      --
Repayment of note payable -- Grantor Trust....................      (6,000)      --           --           --
Proceeds from notes payable to related parties................      10,000       --           --           --
Proceeds from (repayments of) short-term borrowings, net......      (2,825)       4,274        8,372       --
Refinancing of note payable -- Grantor Trust..................       6,000       --           --           --
                                                                -----------  -----------  -----------  -----------
Net cash used in financing activities.........................     (14,606)      (5,947)      (9,585)      (5,290)
                                                                -----------  -----------  -----------  -----------
Net increase (decrease) in cash...............................         578       (2,353)      (5,798)      (1,148)
Cash at beginning of period...................................         911        3,264        9,062       10,210
                                                                -----------  -----------  -----------  -----------
Cash at end of period.........................................   $   1,489    $     911    $   3,264    $   9,062
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest..................................................   $   9,205    $   3,862    $     957    $   8,634
    Income taxes..............................................          51          (34)          35       (3,131)

                            See accompanying notes.

                         STANDARD BRANDS PAINT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                JANUARY 29, 1995

1.  REORGANIZATION AND RECAPITALIZATION
    On February 11, 1992, Standard Brands Paint Company and subsidiaries (the Company) and four (4) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. While under Chapter 11, certain claims against the Company and the four subsidiaries that were in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company and the four subsidiaries continued their business operations as Debtors-In-Possession. These claims were reflected in the Company's consolidated balance sheet as "Prepetition liabilities subject to compromise" as of January 31, 1993.

    The Company and the four subsidiaries which filed voluntary petitions for reorganization under Chapter 11 emerged from their Chapter 11 bankruptcy status effective June 14, 1993 (Effective Date) in accordance with their confirmed Fourth Amended Joint Plan of Reorganization (the Plan) (All capitalized terms used in these notes, unless otherwise defined, shall have the meaning given to them in the Plan). In general, the Plan provided for the resolution of all prepetition claims as of February 11, 1992, the Chapter 11 petition date, as well as the resolution of certain legal and environmental matters in exchange for cash, real property, other assets, and shares of common stock.

    The Plan resulted in a recapitalization of the Company and a change in management as follows: (i) approximately $29,600 of the outstanding debt owed to Fidelity Capital & Income Fund and Kodak Retirement Income Plan Trust Fund (collectively, Fidelity) as successor in interest to Bank of America, was converted into 11,283,720 shares of common stock, or approximately 50.5% of the Company's issued and outstanding common stock as of the Effective Date; (ii) the maturity date of the Company's Senior Notes was extended at a reduced interest rate; (iii) unsecured priority claims were paid in cash in full; (iv) unsecured claims were paid through the distribution of $8,800 cash plus proceeds of up to $4,200 to be generated from the sales of eight (8) of the Company's surplus real estate properties; (v) the Company's existing outstanding Series D Preferred Stock and Series E Preferred Stock, including accrued but unpaid dividends, was exchanged for 5,474,280 shares of the Company's common stock or approximately 24.5% of the issued and outstanding common stock as of the Effective Date; (vi) all of the common stock owned by the Leveraged Employee Stock Ownership Plan (LESOP) and Payroll Stock Option Plan (PAYSOP) was distributed to their respective plan participants; and (vii) a new board of directors and senior management team was elected. Existing common stockholders retained their equity interests, with the exception of all interests arising under the Company's Rights Agreement dated November 10, 1987, which was extinguished as a result of this Plan. Consequently, holders of the Company's common stock, including LESOP and PAYSOP distributees, collectively retained 25.0% of the Company's issued and outstanding shares of common stock as of the Effective Date.

    The Plan was financed, in part, by Fidelity through the purchase of a $20,000 principal amount secured noted (Fidelity Secured Note) for $8,000 in cash and a $12,000 note (Fidelity Exchange Note). The Fidelity Exchange Note is secured by the capital stock of newly formed holding companies for The Art Store and Zynolyte Products Company and certain real estate properties which were transferred to a grantor trust (Grantor Trust) with the contemplation that these business operations and real estate assets would be sold to raise additional capital. The proceeds from such sales or financing is to be used to reduce the indebtedness under the Fidelity Secured Note. The Company maintains a residuary interest in the assets of the Grantor Trust and, upon payment in full of the Fidelity Secured Note, will be entitled to any remaining assets. As contemplated by the Plan, on August 2, 1993 the Capital Stock of Zynolyte Products Company was sold to the Grow Group, Inc. for approximately $14,800. In October 1993, one of the parcels of real estate was sold for approximately $1,400. The net proceeds of both transactions were used to reduce the principal outstanding under the Fidelity

                         STANDARD BRANDS PAINT COMPANY

1.  REORGANIZATION AND RECAPITALIZATION (CONTINUED)
Secured Note to approximately $4,500 as of January 30, 1994. In addition, the Company has guaranteed $2,500 of the principal outstanding on the Fidelity Secured Note. On February 15, 1995, the Fidelity Secured Note and the Fidelity Exchange Note were cancelled and the assets of the Grantor Trust were sold.

    As a result of the transactions which occurred on the Effective Date, indebtedness of $49,906 was discharged and mandatory redeemable preferred stock of $16,244 was cancelled in the bankruptcy proceedings by the issuance of 16,758,000 shares of common stock and the exchange of other assets. Accordingly, the Company recorded an extraordinary gain from forgiveness of debt in the amount of $5,371.

    Upon emergence from its Chapter 11 proceedings, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (Fresh-Start Reporting) as
promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1993. The January 30, 1994 consolidated balance sheet is, therefore, the balance sheet of a new reporting entity and is not comparable to periods prior to August 1, 1993. In addition, the results of operations and cash flows for the six months ended August 1, 1993 include operations prior to the Company's emergence from Chapter 11 proceedings and the effect of adopting Fresh-Start Reporting, and include operations subsequent to the Company's emergence from Chapter 11 proceedings. Furthermore, the results of operations and cash flows for the six months ended January 30, 1994 include operations subsequent to the Company's emergence from Chapter 11 proceedings. As a result, net income (loss) for the six month periods ended August 1, 1993 and January 30, 1994 are not comparable with prior periods.

    The reorganization value of the Company's common equity of $35,049 at August 1, 1993 was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, price/ earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company.

    The reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Current assets were recorded at their book value, which approximates fair value, including inventories which were stated on a first-in, first-out basis (see Note 3). Property, plant and equipment which includes assets held for sale were recorded at their approximate fair market value as determined by an independent appraisal or other estimates, based on estimated "fair market value in continued use" which assumes that the property will be used for the purpose for which it was designed and built or to which it is currently adapted as part of a business unit or entity (see Note 4).

2.  SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

    The Company operates in one industry segment as an integrated manufacturer, distributor and retailer of paint and home decorating products.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Standard Brands Paint Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

                         STANDARD BRANDS PAINT COMPANY

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FISCAL YEAR

    The Company's fiscal year ends on the last Sunday in January.

CASH FLOWS

    For purposes of financial reporting, cash includes cash on hand and cash invested in bank certificates of deposits and commercial paper with maturities of three months or less.

ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of an allowance for doubtful accounts amounting to $150, $215, and $498 at January 29, 1995, January 30, 1994 and January 31, 1993, respectively.

INVENTORY VALUATION

    The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment was stated at approximate fair market value as of August 1, 1993. Additions to property, plant and equipment subsequent to August 1, 1993 are stated at cost with property held for sale being stated at net realizable value. Prior to Fresh-Start Reporting, property, plant and equipment were stated at cost.

    Depreciation  and  amortization   of  plant  and   equipment  are   provided
principally by use of the straight-line method. The estimated useful lives of the related assets are as follows:

Buildings and improvements...................................       15 years
Machinery and equipment......................................  5 to 10 years
Furniture and fixtures.......................................  5 to 10 years

AMORTIZATION OF INTANGIBLES

    The excess cost of acquiring a subsidiary in 1961 over the related fair value of net tangible assets amounting to $2,521 was written-off in connection with the adoption of Fresh-Start Reporting.

PREOPENING COSTS

    Expenditures associated with opening new stores are charged to expense as incurred.

INCOME TAXES

    The Company adopted the liability method of accounting for income taxes in its financial statements for fiscal 1988. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," which had no material effect on the Company's accounting for income taxes.

    The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes (Liability Method).

RESEARCH AND DEVELOPMENT

    The Company incurred and charged to expense $172, $171, $194 and $414 in research and development costs during the fiscal year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993, respectively.

LOSS PER COMMON SHARE

    The weighted average number of shares is not adjusted for stock options outstanding or the preferred stock because such impact on loss per share is either antidilutive or immaterial.

                         STANDARD BRANDS PAINT COMPANY

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's $30,470 in senior notes, secured, approximates their fair value at January 29, 1995.

POST RETIREMENT BENEFITS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 on "Employer's Accounting for Postretirement Benefits other than Pensions" during the first quarter of its fiscal year ending January 30, 1994. The postretirement health care plans are contributory and the Company funds the costs of these plans on a pay-as-you-go basis. The Company has computed the accumulated postretirement benefit transition obligation (APBO), which represents the previously unrecognized prior service cost, and during the first quarter utilized the deferral method which records the amortization of such costs over a 20 year period. In connection with the adoption of Fresh-Start Reporting, the Company recorded an additional liability on the consolidated balance sheet at August 1, 1993 for the remaining unrecognized portion of the APBO of $8,000.

RECLASSIFICATIONS

    Certain reclassifications to captions on prior years' consolidated financial statements have been made to conform to the January 29, 1995 presentation.

3.  INVENTORIES
    Inventories at January 29, 1995 and January 30, 1994 consist of the following:

                                                                                   SUCCESSOR COMPANY
                                                                                ------------------------
                                                                                JANUARY 29,  JANUARY 30,
                                                                                   1995         1994
                                                                                -----------  -----------
Retail inventories............................................................   $  12,576    $  19,965
Manufacturing inventories.....................................................       1,792        3,380
Wholesale inventories.........................................................         382          504
                                                                                -----------  -----------
                                                                                 $  14,750    $  23,849
                                                                                -----------  -----------
                                                                                -----------  -----------

4.  PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment follows:

                                                                                   SUCCESSOR COMPANY
                                                                                ------------------------
                                                                                JANUARY 29,  JANUARY 30,
                                                                                   1995         1994
                                                                                -----------  -----------
Land..........................................................................   $  14,412   $    42,030
Buildings and leasehold improvements..........................................       4,143        22,211
Machinery and equipment.......................................................         159            75
Furniture and fixtures........................................................         266           120
Construction in progress......................................................           4           427
Property held for sale........................................................     100,332        85,985
                                                                                -----------  -----------
                                                                                   119,316       150,848
Less reserve for loss on properties which, subject to stockholder approval,
 are to be transferred to a grantor trust.....................................     (28,314)      (16,478)
                                                                                -----------  -----------
                                                                                 $  91,002   $   134,370
                                                                                -----------  -----------
                                                                                -----------  -----------

    Property held for sale substantially represents those properties transferred to the Liquidating Property Trust in 1994 (see Note 7) and certain additional properties to be transferred to the Liquidating Property Trust as part of the contemplated Restructuring as described in Note 13.

                         STANDARD BRANDS PAINT COMPANY

5.  ACCRUED EXPENSES
    Accrued expenses include the following items:

                                                                                   SUCCESSOR COMPANY
                                                                                ------------------------
                                                                                JANUARY 29,  JANUARY 30,
                                                                                   1995         1994
                                                                                -----------  -----------
Payroll, related taxes and employee benefits..................................   $   3,087    $   2,190
Self-insurance reserves.......................................................       6,000        4,500
Other taxes...................................................................         980          943
Interest......................................................................         894          578
Reserve for store closings....................................................         700        2,959
Transaction costs.............................................................       2,580       --
Environmental reserve.........................................................       1,200          250
Other.........................................................................       1,166        2,116
                                                                                -----------  -----------
                                                                                 $  16,607    $  13,536
                                                                                -----------  -----------
                                                                                -----------  -----------

6.  SHORT TERM BORROWINGS
    Subsequent to the filings of the Company's Chapter 11 petitions, the Company entered into a credit agreement with Foothill Capital Corp. (Foothill), pursuant to which Foothill made available to the Company a senior secured credit facility in the aggregate principal amount of $12,000. Pursuant to the Plan, the Company entered into a new credit agreement with Foothill on June 14, 1993 which provided the Company with a secured line of credit in the amount of $12,500. Interest under the new credit agreement is equal to the prime rate of interest plus 2% per annum. On April 14, 1994 the Company amended its agreement with Foothill to extend the credit agreement for three additional years. The interest rate under the amended agreement is equal to the prime rate of interest plus 3% per annum. At January 29, 1995, the interest rate per annum was 11.75%. As of January 29, 1995, the Company was not in compliance with its financial covenants under the credit agreement and pursuant to the Company's request, Foothill has agreed to waive compliance until April 30, 1996.

    At January 29, 1995 and January 30, 1994, short-term borrowings consisted of amounts outstanding to Foothill of approximately $3,821 and $6,646, respectively. In addition, at January 29, 1995 the Company had outstanding letters of credit of $4,376 for the State of California's Workers' Compensation program and import purchases.

    During the third and fourth quarters of fiscal 1993, the Company borrowed an additional $6.0 million (Grantor Trust Notes) for working capital from the Grantor Trust established under the Plan. The Grantor Trust financed the loan on issuer notes to Fidelity Capital & Income Fund and Kodak Retirement Income Plan Trust Fund in an aggregate amount of $6,000 upon terms substantially identical to the previously issued Fidelity Secured Note (Note 1). On March 16, 1994 these Grantor Trust Notes were restructured to a term of six years with interest payable quarterly at a rate of 10% per annum. This indebtedness is secured by a third lien on certain of the Company's real properties.

7.  SENIOR NOTES AND OTHER LONG-TERM LIABILITIES
    On June 14, 1993 the Company entered into an Amended and Restated Loan Agreement (the Amended Note Agreement) with its senior lenders, Transamerica Insurance Companies and Sun Life Insurance Companies (the Insurance Companies). The Amended Note Agreement provides for a stated interest rate of 9.0% per annum (reduced from 11.75%), however, for the first three years subsequent to June 14, 1993 the rate at which interest is paid is 6.5%, 7.5% and 8.5%, respectively, with the difference between the stated rate and the pay rate added to principal as payment of interest in-kind.

                         STANDARD BRANDS PAINT COMPANY

7.  SENIOR NOTES AND OTHER LONG-TERM LIABILITIES (CONTINUED)
    The Amended Note Agreement requires the Company to meet specific affirmative and negative covenants which include, among other requirements, limitations on the acquisition and disposition of assets, prohibition of borrowings other than under the Amended Note Agreement or as set forth in the Plan, prohibition of dividend declarations, and compliance with certain financial covenants, including, but not limited to, current ratio, minimum net worth, and interest coverage. The Amended Note Agreement is collateralized by a perfected first priority lien and security interest in specific real property assets of the Company. As of January 29, 1995, the Company was not in compliance with its financial covenants and pursuant to the Company's request, the Insurance Companies have agreed to waive compliance until April 30, 1996.

    On March 16, 1994, the Company entered into an agreement with the Insurance Companies and the Grantor Trust for $10 million of new financing and a plan to restructure the Company's existing $103 million in senior notes and existing $6 million indebtedness with the Grantor Trust (see Note 6).

    Under the terms of the Agreement, the Company borrowed an aggregate of $10 million from the Insurance Company Lenders and the Grantor Trust (the New Loan). The New Loan provides for monthly interest at a rate of 10% per annum. Principal on the loan is due in full in March 1999. The indebtedness is secured by a second lien on substantially all of the Company's real property. The loan proceeds were used to pay existing trade debt, provide working capital and pay for transaction expenses.

    Under the terms of the restructure, on August 1, 1994, the Company established a grantor trust (Liquidating Property Trust) to which it transferred all but approximately 28 of its 103 operating and non-operating real properties in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of existing senior notes owed to the Insurance Companies under the Amended Note Agreement (Assumed Indebtedness). The book value of the properties to be sold by the Liquidating Property Trust exceeded the sale proceeds, less applicable fees, expenses and other costs by approximately $14.6 million. Accordingly, the Company provided for this loss as of January 30, 1994. Interest and principal on the Assumed Indebtedness is only payable to the extent of proceeds from sales of Liquidating Property Trust assets. The interest rate on the Assumed Indebtedness was increased to 10% per annum. The Company provided a limited guarantee on the Assumed Indebtedness in an amount equal to 10% of the Assumed Indebtedness.

    The remaining Insurance Companies' senior notes of approximately $30.4 million not assumed by the Liquidating Property Trust (Retained Indebtedness) were restructured to provide for principal to be due and owing in July 1999. Interest continues to be due monthly at an annual rate of 9% per annum. The Retained Indebtedness continues to be secured by real properties of the Company not transferred to the Liquidating Property Trust.

    The servicer of the Liquidating Property Trust is Transamerica Realty Services, Inc. (the Servicer). The Servicer sells the Real Estate Trust assets in the ordinary course. Proceeds from such sales will be used to repay the Assumed Indebtedness. The Company retains an 80% residuary interest in the Liquidating Property Trust after all of the Assumed Indebtedness has been repaid. The Insurance Companies retain a 20% residuary interest in the Liquidating Property Trust.

    As of January 29, 1995, the Company operated 58 paint stores, 27 of which are among the 78 parcels of real property transferred to the Liquidating Property Trust. Under the terms of the Liquidating Property Trust, the Company was to be given a minimum of four months notice prior to the sale of any currently operating retail paint store. Until sold, 13 of the 27 operating retail store properties were being leased back to the Company through July 31, 1995 at an aggregate monthly rent of approximately $178 (on a triple net basis). After July 31, 1995, such properties which remained

                         STANDARD BRANDS PAINT COMPANY

7. SENIOR NOTES AND OTHER LONG-TERM LIABILITIES (CONTINUED) unsold were to be leased to the Company on a month to month basis at a fair market rent as agreed to between the Disposition Agent and the Company. Upon the sale of the 27 currently operating retail paint stores, the Company intends to either remain in the same location on a leased basis or relocate to new leased locations. The terms of the Liquidating Property Trust will be modified pursuant to a proposal whereby stockholders will be asked to approve a financial restructuring of the Company (see Note 13).

    The establishment of the Liquidating Property Trust and transfer of the real estate properties was approved by the stockholders at the Company's Annual Meeting in June 1994. Upon the establishment of the Liquidating Property Trust, the Company issued to the Insurance Companies and the Grantor Trust warrants to purchase an aggregate of 750,000 shares of the Company's common stock at an exercise price equal to the market price for the shares on the day of grant. Thirty months from the establishment of the Liquidating Property Trust, warrants to purchase an additional aggregate of 750,000 shares will be issued to the Insurance Companies and the Grantor Trust. In each case the warrants will be redeemable by the Company for a price equal to $1.00 per share.

    In settlement of certain pre-petition Federal Tax obligations of approximately $377, the Company entered into an unsecured obligation with the Internal Revenue Service which matures June 14, 1999. Interest and principal are payable quarterly based upon a predetermined amortization schedule.

8.  RESTRUCTURING AND STORE CLOSURES
    During the periods ended January 29, 1995 and January 30, 1994, the Company provided for restructuring and store closures as follows:

                                                                                      SUCCESSOR COMPANY
                                                                                -----------------------------
                                                                                 YEAR ENDED      SIX MONTHS
                                                                                 JANUARY 29,    ENDED JANUARY
                                                                                    1995          30, 1994
                                                                                -------------   -------------
Inventory clearance markdowns.................................................  $        290    $      2,300
Employee severance costs......................................................           180             600
Advertising...................................................................           180             100
Other store closing costs.....................................................            50             200
Property taxes, utilities, maintenance and other..............................       --                2,800
                                                                                       -----    -------------
                                                                                $        700    $      6,000
                                                                                       -----    -------------
                                                                                       -----    -------------

    In November 1993, the Company announced that it planned to restructure its operations and close approximately thirty-four (34) retail outlets which were currently operating. During fiscal 1994, the Company identified an additional twelve (12) stores for closure. The remaining open stores will be closed during fiscal 1995. The combined provision of $6,700 includes $3,900 for the anticipated costs of inventory liquidation, employee severance and other store closing costs.

    In addition, the combined $6,700 provision includes $1,200 for property taxes, utilities, maintenance and other ongoing holding costs which the Company incurred until the stores were sold, and $1,600 for similar ongoing costs associated with previously closed stores which remained unsold longer than originally anticipated. As of January 29, 1995, $6,000 of this combined provision had been used with the remaining $700 included in accrued expenses.

                         STANDARD BRANDS PAINT COMPANY

9.  INCOME TAXES
    The provision (benefit) for income taxes is comprised of the following:

                                                            SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                                      -----------------------------   -----------------------------
                                                       YEAR ENDED      SIX MONTHS      SIX MONTHS      YEAR ENDED
                                                       JANUARY 29,    ENDED JANUARY   ENDED AUGUST     JANUARY 31,
                                                          1995          30, 1994         1, 1993          1993
                                                      -------------   -------------   -------------   -------------
Current:
  Federal...........................................  $    --         $    --         $    --         $        265
  State.............................................       --              --              --                   56
                                                      -------------   -------------   -------------          -----
                                                           --              --              --                  321
                                                      -------------   -------------   -------------          -----
Deferred:
  Federal...........................................       --               (9,243)        --                    1
  State.............................................       --               (2,826)        --                  (34)
                                                      -------------   -------------   -------------          -----
                                                           --              (12,069)        --                  (33)
                                                      -------------   -------------   -------------          -----
                                                      $    --         $    (12,069)   $    --         $        288
                                                      -------------   -------------   -------------          -----
                                                      -------------   -------------   -------------          -----

    The change in the deferred income tax liability represents the effect of changes in the amounts of temporary differences during the year. The types of temporary differences that give rise to significant portions of the deferred tax liability for each fiscal year and the tax effect of changes in those temporary differences during the years are presented below.

                                                         SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                                      ------------------------  ------------------------
                                                                   SIX MONTHS   SIX MONTHS
                                                      YEAR ENDED      ENDED        ENDED     YEAR ENDED
                                                      JANUARY 29,  JANUARY 30,   AUGUST 1,   JANUARY 31,
                                                         1995         1994         1993         1993
                                                      -----------  -----------  -----------  -----------
Accelerated depreciation............................   $  (9,718)   $ (10,981)   $     (87)   $    (130)
Self-insurance and other reserves...................      (1,517)          14           74         (623)
Deferred gain on sale of property...................        (556)      --             (208)        (703)
Deferred restructuring costs........................        (144)          17       --           (1,068)
Uniform capitalization rules and change in
 accounting method..................................         371          274        1,190          100
Employee benefit plans..............................         809          185        5,785       (4,699)
Tax effect of NOL carryforward......................      (6,344)      (7,575)      (3,513)      (6,342)
Recognition of minimum tax credit...................        (665)      (1,194)      --             (442)
Valuation allowance with respect to deferred tax
 assets.............................................      15,201        8,459       --           14,180
Other...............................................       2,563       (1,268)      (3,241)        (306)
                                                      -----------  -----------  -----------  -----------
Deferred tax benefit................................   $  --        $ (12,069)   $  --        $     (33)
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

                         STANDARD BRANDS PAINT COMPANY

9.  INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 29, 1995 are as follows:

                                                                                 CURRENT   NON-CURRENT
                                                                                ---------  ------------
Deferred tax liabilities:
  Accelerated depreciation....................................................  $  --       $  (13,652)
  Uniform capitalization rules and change in accounting method................     (1,394)      --
  Other temporary differences.................................................        (35)      --
  Alternative minimum tax.....................................................     --             (394)
                                                                                ---------  ------------
  Total deferred tax liabilities..............................................     (1,429)     (14,046)
Deferred tax assets:
  Self-insurance and other reserves...........................................      3,426       --
  Deferred gains on property sales............................................     --            1,167
  Provision for loss on reorganization and restructuring costs................      1,369       --
  Employee benefit plans......................................................        642        2,479
  Other temporary differences.................................................     --              519
  Tax effect of NOL carryforward..............................................      7,498       18,439
  Minimum tax credit carryforward.............................................     --              665
                                                                                ---------  ------------
Total deferred tax assets.....................................................     12,935       23,269
Valuation allowance...........................................................     (8,453)     (15,207)
                                                                                ---------  ------------
Net deferred tax assets.......................................................      4,482        8,062
                                                                                ---------  ------------
Total deferred tax asset (liability)..........................................  $   3,053   $   (5,984)
                                                                                ---------  ------------
                                                                                ---------  ------------

    Total income tax expense related to continuing operations differed from the amounts computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following items:

                                                         SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                                      ------------------------  ------------------------
                                                                   SIX MONTHS   SIX MONTHS
                                                      YEAR ENDED      ENDED        ENDED     YEAR ENDED
                                                      JANUARY 29,  JANUARY 30,   AUGUST 1,   JANUARY 31,
                                                         1995         1994         1993         1993
                                                      -----------  -----------  -----------  -----------
"Expected" tax (benefit)............................   $ (16,312)   $ (11,043)   $  (4,023)   $ (12,937)
State income taxes, net of federal tax..............      --    *      (1,865)*     --    *          14*
Redetermination of prior years' tax liabilities.....      --           --           --              265
Restructuring charges...............................         894       --            1,104        1,685
Net deductible items to which tax benefit cannot be
 ascribed...........................................      15,440          837        2,904       11,074
Other...............................................         (22)           2           15          187
                                                      -----------  -----------  -----------  -----------
Total income tax expense (benefit)..................   $  --        $ (12,069)   $  --        $     288
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------
Effective income tax rate...........................      --            (37.2)%     --             (0.8)%
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

- ------------------------
* State income taxes net of valuation allowance

                         STANDARD BRANDS PAINT COMPANY

9.  INCOME TAXES (CONTINUED)
    At January 29, 1995, the Company had the following federal tax attributes for income tax return purposes available for carryforward:

                                                    FISCAL YEAR OF
                                              --------------------------
DESCRIPTION                                    ORIGINATION   EXPIRATION    AMOUNT
- --------------------------------------------  -------------  -----------  ---------
Net operating loss..........................         1991          2006   $   6,457
Net operating loss..........................         1992          2007      15,912
Net operating loss..........................         1993          2008      25,294
Net operating loss..........................         1994          2009      18,787
                                                                          ---------
                                                                          $  66,450
                                                                          ---------
                                                                          ---------
General business credits....................         1992          2007   $      14
                                                                          ---------
                                                                          ---------

    The utilization of the Company's net operating loss carryforwards for income tax return purposes could be limited under certain provisions of the Internal Revenue Code.

10. EMPLOYEE BENEFIT PLANS

OPTIONS

    Under the terms of the Plan, all previously outstanding options under the Company's 1981 Incentive Stock Plan and 1986 Employee Non-Qualified Stock Option plan were cancelled upon the Company's emergence from Chapter 11 on the Effective Date.

LESOP

    The Company has established stock ownership plans to involve all employees in the ownership of the Company. The Company originally borrowed $15,000 and loaned such amount to the Leveraged Employee Stock Ownership Plan (LESOP) to purchase Company shares on behalf of all qualified employees. At the end of Fiscal 1992 the employee trusts owned 1,007,484 shares or 17.75% of the outstanding shares. The Company has recorded compensation expense for Fiscal 1991 related to the LESOP of $2,964. No compensation expense was accrued in Fiscal 1992 since no payments of principle or interest were made.

    Under terms of the Plan, the LESOP trust arrangement was terminated upon the Company's emergence from Chapter 11. As such, all unallocated shares in the trust were allocated to employees based on their current ownership and all shares were distributed directly to participants. Since the trust was unable to repay the Note Receivable under the LESOP, the Company wrote off the $12,000 receivable from the trust during the year ended January 31, 1993.

PROFIT SHARING PLAN

    The Company has a savings and investment plan for all salaried employees which qualifies as a profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions under the plan, which are based on specified percentages of employee contributions for the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993 amounted to $0, $0, $105 and $244, respectively. As of August 1, 1993, the Company no longer makes contributions under the plan.

RETIREMENT PLAN

    The Company has three noncontributory defined benefit retirement plans which cover substantially all non-union employees and certain bargaining unit employees. The costs of these plans for the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and

                         STANDARD BRANDS PAINT COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
the year ended January 31, 1993 amounted to $(2,478), $(113), $(112) and $(117), respectively. The Company contributes annually the amount actuarially determined to provide the plans with sufficient assets to meet future benefit requirements. Assets of the plans are maintained in trust funds.

    The components of net periodic pension cost for the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993 are as follows:

                                                         SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                                      ------------------------  ------------------------
                                                                   SIX MONTHS   SIX MONTHS
                                                      YEAR ENDED      ENDED        ENDED     YEAR ENDED
                                                      JANUARY 29,  JANUARY 30,   AUGUST 1,   JANUARY 31,
                                                         1995         1994         1993         1993
                                                      -----------  -----------  -----------  -----------
Service cost........................................   $     164    $     236    $     237    $     544
Interest cost.......................................       1,106          527          527          980
Gain on assets......................................         795         (938)        (938)      (1,548)
Net amortization and deferral.......................      (4,543)          62           62         (153)
                                                      -----------  -----------  -----------  -----------
                                                       $  (2,478)   $    (113)   $    (112)   $    (177)
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

    Assumptions used in accounting for net pension cost were a 7.25% discount rate, a 6% rate of increase in compensation and an 8% expected long-term rate of return on plan assets. The plan's assets are invested primarily in marketable equity securities.

    On December 10, 1993 the Company's Board of Directors approved resolutions authorizing the amendment of the three noncontributory defined benefit retirement plans to cease the benefit accruals of all participants in the plans as soon as administratively feasible. In accordance with the approved resolutions, the Company ceased benefit accruals during the year ended January 29, 1995.

    The following sets forth the plans' status as of the most recent actuarial valuation as projected to January 29, 1995:

    Actuarial present value of benefit obligations:

                                                                           ASSETS EXCEED   ACCUMULATED
                                                                            ACCUMULATED      BENEFITS
                                                                             BENEFITS     EXCEED ASSETS
                                                                           -------------  --------------
Vested benefit obligation................................................   $    13,754     $   --
Nonvested benefit obligation.............................................       --              --
                                                                           -------------  --------------
Accumulated benefit obligation...........................................        13,754         --
Additional amounts related to projected salary increases.................       --              --
                                                                           -------------  --------------
Projected benefit obligation.............................................        13,754         --
Plan assets at fair value................................................        18,594         --
                                                                           -------------  --------------
Assets in excess of (less than) projected benefit obligation.............   $     4,840     $   --
                                                                           -------------  --------------
                                                                           -------------  --------------

                         STANDARD BRANDS PAINT COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Assets in excess of projected benefit obligations consist of the following:

                                                                           ASSETS EXCEED    ACCUMULATED
                                                                            ACCUMULATED   BENEFITS EXCEED
                                                                             BENEFITS         ASSETS
                                                                           -------------  ---------------
Unrecognized net asset (obligation) existing at date of adoption of SFAS
 No. 87..................................................................    $  --           $  --
Unrecognized net actuarial gain or loss..................................        2,010          --
Unrecognized prior service cost..........................................       --              --
Pension costs accrued....................................................        2,830          --
Additional liability.....................................................       --              --
                                                                           -------------       -------
                                                                             $   4,840       $  --
                                                                           -------------       -------
                                                                           -------------       -------

    The Company participates in several multiemployer plans which provide defined benefits to bargaining employees. The Company made no contributions during the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993.

HEALTHCARE PLAN

    The Company sponsors a defined benefit health care plan that provides postretirement medical benefits to certain fulltime employees who retired early and certain other union employees who retired prior to July 1991. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as coinsurance. The Company's policy is to fund the cost of the medical benefits in amounts as necessary. The following table sets forth the plan's status as follows:

                                                                                   SUCCESSOR COMPANY
                                                                                ------------------------
                                                                                JANUARY 29,  JANUARY 30,
                                                                                   1995         1994
                                                                                -----------  -----------
Accumulated postretirement benefit obligation:
  Retirees....................................................................   $   4,579    $   7,073
  Actives.....................................................................      --              490
                                                                                -----------  -----------
                                                                                     4,579        7,563
Plan assets...................................................................      --           --
                                                                                -----------  -----------
Accumulated postretirement benefit obligation in excess of plan assets........       4,579        7,563
Unrecognized net actuarial gain or loss.......................................       1,314       --
Unrecognized prior service cost...............................................         420       --
                                                                                -----------  -----------
Accrued postretirement benefit cost...........................................   $   6,313    $   7,563
                                                                                -----------  -----------
                                                                                -----------  -----------

                         STANDARD BRANDS PAINT COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic postretirement benefit cost includes the following components:

                                                                                                    PREDECESSOR
                                                                         SUCCESSOR COMPANY            COMPANY
                                                                   -----------------------------   -------------
                                                                    YEAR ENDED      SIX MONTHS      SIX MONTHS
                                                                    JANUARY 29,    ENDED JANUARY   ENDED AUGUST
                                                                       1995          30, 1994         1, 1993
                                                                   -------------   -------------   -------------
Service cost.....................................................  $    --         $         26    $         26
Interest cost....................................................           308             224             223
Amortization of transition obligation over 20 years..............       --              --                  201
Net amortization and deferral....................................          (289)        --              --
                                                                         ------           -----           -----
Net periodic postretirement benefit cost.........................  $         19    $        250    $        450
                                                                         ------           -----           -----
                                                                         ------           -----           -----

    The annual assumed rate of increase in the cost of covered benefits (i.e., medical care cost trend rate) is 12% for fiscal 1995 and is assumed to decrease gradually to 8% for fiscal 1998 and thereafter. Increasing the assumed medical care cost trend rates by one percentage point in each year would increase the APBO as of January 29, 1995 by approximately $537 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year ended January 29, 1995 and both of the six month periods ended January 30, 1994 and August 1, 1993 by approximately $38 and $18, respectively. The weighted-average discount rate used in determining the APBO was 7% at January 29, 1995.

11. COMMITMENTS AND CONTINGENCIES
    Rent expense for the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993 amounted to $1,888, $518, $571 and $1,658, respectively. The future minimum obligations under operating leases as of January 29, 1995 are summarized as follows:

1995..............................................................  $   2,900
1996..............................................................      1,300
1997..............................................................      1,100
1998..............................................................        700
1999..............................................................        500
Thereafter........................................................      3,600
                                                                    ---------
                                                                    $  10,100
                                                                    ---------
                                                                    ---------

    As of January 29, 1995, the Company had been notified that it is a potentially responsible party (PRP) with respect to hazardous waste at seven (7) of its sites. The Company has estimated and accrued for the costs of its participation in remediation activities based upon a reasonable estimate of the costs or, if information available indicates that the estimated amount of the costs is within a range, the lower end of the range was accrued. The determination was based on an analysis of each of the seven sites. The Company believes that there will not be a future material charge to earnings due to its PRP status at these sites based on the amounts accrued.

12. RELATED PARTIES
    The law firm of Buchalter, Nemer, Fields & Younger, a Professional Corporation, of which Irwin Buchalter, a director of the Company prior to the Effective Date, was a member, and of which Stuart Buchalter, a director and Chairman of the Board of Directors of the Company prior to the Effective Date, is of counsel, has in the past performed legal services for the Company. The dollar amount of fees

                         STANDARD BRANDS PAINT COMPANY

12. RELATED PARTIES (CONTINUED)
paid by the Company to this law firm for the year ended January 29, 1995, the six month periods ended January 30, 1994 and August 1, 1993, and the year ended January 31, 1993 were $621, $550, $555 and $462, respectively.

13. SUBSEQUENT EVENTS
    As of February 15, 1995, the Company entered into an Investment Agreement and certain other agreements with Corimon, S.A.C.A. and its wholly-owned subsidiary Corimon Corporation (collectively, CRM), Fidelity Capital & Income Fund (FCI), Kodak Retirement Income Plan Trust Fund (KRI), Transamerica Life Insurance and Annuity Company (TLIAC), Transamerica Occidental Life Insurance Company (TOLIC), Sun Life Insurance Company of America (SAFI), Anchor National Life Insurance Co. (ANLIC), Grantor Trust and the Company. The principal elements of the financial restructuring (the Restructuring) contemplated by the Investment Agreement are:

        A. Amendment to the Company's Restated Certificate of Incorporation to increase the amount of authorized capital stock of the Company, and to effect a 1-for-10 reverse stock split (Reverse Stock Split) pursuant to which each stockholder will hold one share of the Company's post-split shares for every ten presently held;

        B. Sale to CRM of 15,700,496 newly issued shares of the Company's common stock (Common Stock), which will constitute approximately 76.1% of the Company's outstanding common stock, for $14 million (such issuance is priced at $0.89 per share post-Reverse Stock Split or $0.089 per share pre-Reverse Stock Split, and the $14 million to be paid by CRM was previously advanced in the form of an interim loan, as described below);

        C. Exchange of $16 million of the Company's outstanding debt (including approximately $2 million of debt held by CRM) into 2,242,928 newly issued shares of Common Stock (at the same price per share as the CRM shares under B. above) and 1,570,049 newly issued shares of 8% cumulative convertible redeemable preferred stock of the Company (Preferred Stock) (priced at $8.92 per share of the Preferred Stock and including a conversion price for the Common Stock of $1.11 per share);

        D. Transfer of 15 of the Company's real estate properties to the Liquidating Property Trust, in which the Company currently has a residual interest; release of related long-term debt; and the sale of the Company's residual interest in the Liquidating Property Trust to CRM and to FCI, KRI and the Insurance Company Lenders, for an additional $2 million payable in cash by CRM and in consideration of their participation in the Restructuring.

    In addition, the Company's existing limited guarantee, of approximately $6.8 million on the Assumed Indebtedness, will be released in exchange for the retention by the Company of approximately $2.5 million of debt on the 15 properties being transferred to the Liquidating Property Trust and a cash payment of $.5 million to the Insurance Companies. Upon disposition of the residual interest in the Liquidating Property Trust and the release of the guarantee, the Company will have no further continuing interest in the trust. The net book value of the properties in the Liquidating Property Trust plus the net book value of the 15 properties being transferred to the trust will exceed the related indebtedness less the $2 million being paid by CRM by approximately $15.3 million. Accordingly, the Company has provided for this loss as of January 29, 1995.

    Such transactions taken together will effectuate the Restructuring, and to the extent required to be approved by the stockholders of the Company (whether by applicable law or the Company's Restated Certificate of Incorporation, bylaws or stock exchange listing agreement), must all be approved in order for the Restructuring to be accomplished. It is contemplated that the closing and

                         STANDARD BRANDS PAINT COMPANY

13. SUBSEQUENT EVENTS (CONTINUED)
effective date (the Closing Date) of the Restructuring will take place promptly after the stockholders meeting to approve the Restructuring, subject to the satisfaction of any other conditions precedent to the Closing Date.

    As part of the Restructuring, as of February 15, 1995, CRM provided interim financing to the Company in contemplation of the completion of the Restructuring. CRM entered into an Interim Loan Agreement pursuant to which it purchased $14 million of notes (Interim Notes) from the Company on substantially the same terms as the $10 million originally borrowed by the Company under the New Loan Agreement. Pursuant to an intercreditor agreement, the Interim Notes share pro rata in the collateral securing the obligations under the New Loan Agreement and the Grantor Trust Notes, and the Company has granted fourth mortgages to CRM on its real properties to secure the indebtedness. On the Closing Date, CRM will exchange the Interim Notes for Common Stock as described above.

    In addition, as of April 7, 1995, pursuant to an amendment to the Investment Agreement and an unsecured loan agreement, CRM loaned $2 million to the Company. The loan will be exchanged on the Closing Date as consideration for CRM's purchase of the Company's residual interest in the Liquidating Property Trust.

    Approval of the Restructuring will require the affirmative vote of a majority of the shares of Common Stock of the Company issued and outstanding. FCI, KRI and the Insurance Company Lenders presently own, in the aggregate, in excess of 50% of the Company's voting stock and have granted irrevocable proxies to CRM as part of the Restructuring to vote in favor of the Restructuring and against any proposals that would impede or delay the Restructuring. Currently, a Special Meeting of Stockholders has been scheduled for May 1995, at which time the stockholders will be asked to approve the Restructuring.

    Management believes that the Restructuring described above, combined with other sources of capital, will allow the Company to meet its obligations during the 1995 fiscal year as they become due.