Form 10-Q
period 1995-04-30
STANDARD BRANDS PAINT CO
filed 1995-06-14
CIK 93308

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 30, 1995                   COMMISSION FILE NUMBER 1-4505

                         STANDARD BRANDS PAINT COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                   95-6029682
  (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization      Identification
                                           No.)

      4300 WEST 190TH STREET,           90509-2956
       TORRANCE, CALIFORNIA             (Zip Code)
  (Address of principal executive
             officers)

       Registrant's telephone number, including area code: (310) 214-2411

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ____

    On February 11, 1992, the registrant and four (4) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On May 13, 1993, the Bankruptcy Court confirmed the Fourth Amended Joint Plan of Reorganization, (the "Plan"), of the Registrant and filed subsidiaries. On June 14, 1993, all conditions to the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"). Pursuant to the Plan, holders of the Registrant's common stock on the Effective Date retained their shares and 16,758,000 shares of additional common stock were issued in partial satisfaction of the allowed claims of the creditors of the Registrant and its four (4) subsidiaries and preferred shareholders of the Registrant. The securities issued pursuant to the Plan were distributed on the Effective Date.

    On April 30, 1995, the number of shares outstanding of the Registrant's common stock, $.01 par value, was 22,401,044.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets at April 30, 1995 and January 29,
   1995.........................................................................   3-4

  Condensed Consolidated Statements of Operations for Three Months Ended April
   30, 1995 and May 1, 1994.....................................................    5

  Condensed Consolidated Statements of Cash Flows for Three Months Ended April
   30, 1995 and May 1, 1994.....................................................   6-7

  Notes to Condensed Consolidated Financial Statements..........................   8-12

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations...................................................................  13-15

PART II.  OTHER INFORMATION AND SIGNATURES......................................  16-17

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   (UNAUDITED)     JANUARY 29,
                                                                                  APRIL 30, 1995      1995
                                                                                  --------------   -----------
                                     ASSETS
Current assets:
  Cash..........................................................................     $  3,384       $  1,489
  Accounts and notes receivable, net............................................        2,092          1,506
  Inventories...................................................................       17,020         14,750
  Prepaid expenses                                                                      1,636            961
  Deferred income taxes.........................................................        3,053          3,053
                                                                                  --------------   -----------
    Total current assets........................................................       27,185         21,759
Property, Plant and equipment...................................................       89,880         91,002
  Less: accumulated depreciation and amortization...............................        3,318          3,293
                                                                                  --------------   -----------
    Net property, plant and equipment...........................................       86,562         87,709
Other assets....................................................................          442            442
                                                                                  --------------   -----------
                                                                                     $114,189       $109,910
                                                                                  --------------   -----------
                                                                                  --------------   -----------

     See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   (UNAUDITED)     JANUARY 29,
                                                                                  APRIL 30, 1995      1995
                                                                                  --------------   -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.........................................................     $  1,791       $  3,821
  Notes payable Corimon.........................................................       16,000
  Accounts payable..............................................................        9,263         10,974
  Accrued expenses..............................................................       14,029         16,607
                                                                                  --------------   -----------
    Total current liabilities...................................................       41,083         31,402
Senior notes, secured, payable to related parties...............................       30,233         30,470
Liquidating Property Trust Notes................................................       51,643         52,803
Notes payable to related parties................................................       10,000         10,000
Grantor Trust note payable......................................................        6,000          6,000
Deferred income taxes...........................................................        5,984          5,984
Other long-term liabilities.....................................................        6,504          6,637
Common stock, $.01 par value per share authorized 30,000,000 shares;
 issued and outstanding 22,429,000 shares at April 30, 1995 and
 January 29, 1995...............................................................          224            224
Additional paid-in capital......................................................       35,593         35,593
Deficit.........................................................................      (72,260)       (68,388)
Less: treasury stock, at cost, 28,000 shares at April 30, 1995 and
 January 29, 1995...............................................................         (815)          (815)
                                                                                  --------------   -----------
                                                                                      (37,258)       (33,386)
                                                                                  --------------   -----------
                                                                                     $114,189       $109,910
                                                                                  --------------   -----------
                                                                                  --------------   -----------

     See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  APRIL 30, 1995   MAY 1, 1994
                                                                                  --------------   -----------
Net sales.......................................................................    $   20,541     $    30,301
Cost of sales...................................................................        13,498          17,806
                                                                                  --------------   -----------
Gross margin....................................................................         7,043          12,495
Other costs and expenses:
  Operating, and general and administrative expenses............................         9,248          12,234
  Depreciation and amortization.................................................            65             861
  Interest (income).............................................................           (59)
  Interest expense..............................................................         1,661           2,968
  Other income, net.............................................................                          (276)
                                                                                  --------------   -----------
Loss before income taxes........................................................        (3,872)         (3,292)
Income taxes....................................................................
Net loss........................................................................    $   (3,872)    $    (3,292)
                                                                                  --------------   -----------
Weighted average shares outstanding.............................................    22,401,000      22,341,000
                                                                                  --------------   -----------
Net loss per common share.......................................................    $     (.17)    $      (.15)
                                                                                  --------------   -----------
                                                                                  --------------   -----------

     See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  APRIL 30, 1995   MAY 1, 1994
                                                                                  --------------   -----------
Cash flows from operating activities:
  Net loss......................................................................     $ (3,872)       $(3,292)
  Adjustments to net loss to obtain net cash (used for) provided by operating activities:
    Depreciation and amortization...............................................           65            861
    Interest paid-in-kind.......................................................                         653
    Provision for losses on accounts receivable.................................           75             72
    Gain on sale of property....................................................                        (276)
    Change in operating assets and liabilities:
      Increase in accounts receivable...........................................         (661)        (1,073)
      Decrease (increase) in inventory, prepaid expenses and other..............       (2,945)           471
      Decrease in accounts payable, accrued expenses and other..................       (4,422)        (3,912)
                                                                                  --------------   -----------
  Net cash used for operating activities........................................      (11,760)        (6,496)
                                                                                  --------------   -----------
                                                                                  --------------   -----------

     See accompanying note to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  APRIL 30, 1995   MAY 1, 1994
                                                                                  --------------   -----------
Cash flows form investing activities:
  Purchases of property, plant and equipment....................................     $    (78)       $   (56)
  Proceeds from sale of property, plant and equipment...........................        1,160          2,297
                                                                                  --------------   -----------
Net cash provided by investing activities.......................................        1,082          2,241
Cash flows from financing activities:
  Costs of stock issuance.......................................................                         (53)
  Proceeds from (repayment of) short-term borrowings, net.......................       13,970         (2,973)
  Repayment of long-term debt, Liquidating Property Trust.......................       (1,160)
  Repayment of long-term debt, Senior notes.....................................         (237)
  Proceeds from notes payable to related parties................................                      10,000
                                                                                  --------------   -----------
Net cash used for financing activities..........................................       12,573         (6,974)
                                                                                  --------------   -----------
Net increase (decrease) in cash.................................................        1,895         (2,719)
Cash, beginning of period.......................................................        1,489            911
                                                                                  --------------   -----------
Cash, end of period.............................................................     $  3,384        $ 3,630
                                                                                  --------------   -----------
                                                                                  --------------   -----------
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest....................................................................     $  1,832        $   470
    Income taxes................................................................            0              0

     See accompanying note to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:
    The accompanying condensed consolidated financial statements of Standard Brands Paint Company and Subsidiaries (the "Company") have been prepared by the Company without audit. The condensed consolidated balance sheet at January 29, 1995 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) necessary for a fair presentation. The consolidated results for any interim period may not be indicative of the results for the entire year.

    It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes incorporated by reference in the Company's most recent annual report on Form 10-K.

NOTE 2 -- FINANCIAL RESTRUCTURING
    On May 16, 1995, the Company completed a financial restructuring (the "Restructuring") pursuant to which Corimon, S.A.C.A. ("CRM"), a Venezuelan multinational Company, acquired approximately 77% of the outstanding shares of Standard Brands for total consideration of $18 million.

    The principal elements of the Restructuring were a 1 for 10 reverse stock split, the acquisition by CRM of shares of newly issued common stock and preferred stock, the exchange of $16 million of Standard Brands outstanding debt for newly issued shares of common stock and preferred stock, the transfer of 15 of the Company's real estate properties to the real estate liquidating trust established in 1994 and the sale of the Company's residual interest in such trust to CRM and Standard Brand's prior debt holders.

    As a result of the Restructuring, Standard Brands' financial position was improved by an infusion of $16 million of new capital, $5 million under a working capital facility with a leading U.S. institution which is a major shareholder of Standard Brands and a reduction in the Company's consolidated indebtedness by an aggregate of approximately $78.3 million. The Company will not, however, be consolidated or merged with CRM, but will remain a separate company.

    Under the terms of the Restructuring, the terms of the Liquidating Property Trust were modified. Sixteen of the Company's operating stores and one of its warehouse properties which were part of the assets of the Liquidating Property Trust prior to the Restructuring are currently leased to the Company ("Leased Properties"). Eight of the Leased Properties and the warehouse property have 10 year leases with two renewal options of two years each. The other eight Leased Properties have 18 month leases with on renewal options. The 15 new properties transferred to the Liquidating Property Trust as part of the Restructuring are leased back to the Company for an aggregate rent of approximately $2.8 million per year (on a triple net basis), adjusted every 30 months. The properties are leased for 10 years subject to two renewal options of 5 years each. Renewal rent on all of such leased properties will be 95% of market but not less than the prior rent.

    The accompanying unaudited pro forma financial statements of the Company as of and for the three months ended April 30, 1995 are presented as if the Restructuring were approved and became effective as of January 30, 1995. The pro forma balance sheet reflects primarily the elimination of assets and related debt in connection with the sale and disposition of the Company's residual interest in the Liquidating Property Trust, the exchange of certain of the Company's indebtedness for common and preferred stock and the incurrence of $5 million of indebtedness to FCI, all as a result of the Restructuring. The pro forma statement of operations reflects primarily increased rent expense partially offset by reduced interest expense as a result of the Restructuring.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- FINANCIAL RESTRUCTURING (CONTINUED)
                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF APRIL 30, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA*)
                                  (UNAUDITED)

                                                     ACTUAL   PRO FORMA
                                                    --------  ---------
                      ASSETS
Cash..............................................  $  3,384  $  8,384
Accounts and notes receivable, net................     2,092     2,092
Inventories.......................................    17,020    17,020
Prepaid expenses..................................     1,636     1,636
Deferred income taxes.............................     3,053     2,297
                                                    --------  ---------
  TOTAL CURRENT ASSETS............................    27,185    31,429
Net property, plant and equipment.................    86,582    18,668
Other assets......................................       442       442
                                                    --------  ---------
  TOTAL ASSETS....................................  $114,189  $ 50,539
                                                    --------  ---------
                                                    --------  ---------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowing..............................     1,791     1,791
Notes payable Corimon.............................    16,000
Accounts payable..................................     9,263     9,263
Accrued expenses..................................    14,029    13,629
Income taxes payable..............................                 543
                                                    --------  ---------
  TOTAL CURRENT LIABILITIES.......................    41,083    25,226
Senior notes, secured, payable to related
 parties..........................................    30,233    15,982
Notes payable FCI.................................               5,000
Liquidating Property Trust notes..................    51,643
Notes payable to related parties..................    10,000
Grantor Trust note payable........................     6,000
Deferred income taxes.............................     5,984     4,685
Other long-term liabilities.......................     6,504     6,504
Preferred stock subject to mandatory redemption
 $.01 par value per share, authorized 5,000,000
 [5,000,000] shares 8% Cumulative convertible
 redeemable preferred stock, issued and
 outstanding [1,570,049] shares...................              14,000
Common stock $.01 par value per share authorized
 30,000,000 [100,000,000] shares; issued and
 outstanding 22,429,275 [20,634,936] shares.......       224       206
Additional paid-in capital........................    35,593    52,011
Deficit...........................................   (72,260)  (72,260)
Less: treasury stock, at cost, 28,230 [2.823]
 shares...........................................      (815)     (815)
                                                    --------  ---------
Total common stockholders' deficit................   (37,258)  (20,858)
                                                    --------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......  $114,189  $ 50,539
                                                    --------  ---------
                                                    --------  ---------

- ------------------------
*    Note: Share amounts shown in [brackets] represent proforma shares.

See the Company's Form 10K Annual Report and Proxy Statement related to the special meeting held on May 16, 1995 for a detailed review of the Restructuring.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- FINANCIAL RESTRUCTURING (CONTINUED)
                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED APRIL 30, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      ACTUAL        PRO FORMA
                                                                                  --------------   -----------
Net sales.......................................................................    $     20,541   $    20,541
Cost of sales...................................................................          13,498        13,498
                                                                                  --------------   -----------
Gross margin....................................................................           7,043         7,043
Other costs and expenses:
  Operating, and general and administrative expenses............................           9,248        10,262
  Depreciation and amortization.................................................              65            65
  Interest (income).............................................................             (59)          (59)
  Interest expense..............................................................           1,661           887
Loss before income taxes........................................................          (3,872)       (4,112)
Income taxes....................................................................
Net loss........................................................................    $     (3,872)  $    (4,112)
                                                                                  --------------   -----------
Weighted average shares outstanding.............................................      22,401,000    20,632,000
                                                                                  --------------   -----------
Net loss per common share.......................................................    $       (.17)  $      (.20)
                                                                                  --------------   -----------
                                                                                  --------------   -----------

NOTE 3 -- INVENTORIES:
    Inventories at April 30, 1995 and January 29, 1995 consist of the following:

                                                    APRIL 30,   JANUARY 29,
                                                      1995         1995
                                                    ---------   -----------
Retail inventories................................   $ 14,692     $12,576
Manufacturing inventories.........................      2,002       1,792
Wholesale Inventories.............................        326         382
                                                    ---------   -----------
                                                     $ 17,020     $14,750
                                                    ---------   -----------
                                                    ---------   -----------

NOTE 4 -- SHORT TERM BORROWINGS:
    Subsequent to the filings of the Company's Chapter 11 petitions, the Company entered into a credit agreement with Foothill Capital Corp. (Foothill), pursuant to which Foothill made available to the Company a senior secured credit facility in the aggregate principal amount of $12,000. Pursuant to the Plan, the Company entered into a new credit agreement with Foothill on June 14, 1993, which provided the Company with a secured line of credit in the amount of $12,500. Interest under the new credit agreement is equal to the prime rate of interest plus 2% per annum. On April 14, 1994 the Company amended its agreement with Foothill to extend the credit agreement for three additional years. The interest rate under the amended agreement is equal to the prime rate of interest plus 3% per annum. At April 30, 1995, the interest rate per annum was 12%.

    At April 30, 1995 and January 29, 1995, short-term borrowing consisted of amounts outstanding to Foothill of approximately $1,791 and $3,821, respectively. In addition, at April 30, 1995 the Company had outstanding letters of credit of $5,050 for the State of California's Workers Compensation program and import purchases.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SHORT TERM BORROWINGS: (CONTINUED)
    As part of the Restructuring, on February 15, 1995, CRM provided interim financing to the Company in contemplation of the completion of the Restructuring. CRM entered into an Interim Loan Agreement pursuant to which it purchased $14 million of notes (Interim Notes) from the Company on substantially the same terms as the $10 million originally borrowed by the Company under the New Loan Agreement. Pursuant to an intercreditor agreement, the Interim Notes shared pro rata in the collateral securing the obligations under the New Loan Agreement and the Grantor Trust Notes, and the Company granted fourth mortgages to CRM on its real properties to secure the indebtedness. On May 16, 1995, CRM exchanged the Interim Notes for 15,700,496 newly issued shares of Common Stock.

    In addition, on April 7, 1995, CRM loaned an additional $2 million to the Company on an unsecured basis. This loan was exchanged on May 16, 1995 as consideration for CRM's purchase of the Company's residual interest in the Liquidating Property Trust.

NOTE 5 -- SENIOR NOTES:
    On June 14, 1993 the Company entered into an amended and Restated Loan Agreement (the Amended Note Agreement) with its senior lenders, Transamerica Insurance Companies and Sun Life Insurance Companies (the Insurance Companies). The Amend Note Agreement provides for a stated interest rate of 9.0% per annum (reduced from 11.75%), however, for the first three years subsequent of June 14, 1993 the rate at which interest is paid is 6.5%, 7.5% and 8.5%, respectively, with the difference between the stated rate and the pay rate added to principal as payment of interest in-kind.

    The Amended Note Agreement requires the Company to meet specific affirmative and negative covenants which include, among other requirements, limitations on the acquisition and disposition of assets, prohibition of borrowings other than under the Amended Note Agreement or as set forth in the Plan, prohibition of dividend declarations, and compliance with certain financial covenants, including, but not limited to, current ration, minimum net worth, and interest coverage. The Amended Note Agreement is collateralized by a perfected first priority lien and security interest in specific real property assets of the Company. As of January 29, 1995, the Company was not in compliance with its financial covenants and pursuant to the Company's request, the Insurance Companies have agreed to waive compliance until April 30, 1996.

    On March 16, 1994, the Company entered into an agreement with the Insurance Companies and the Grantor Trust for $10 million of new financing and a plan to restructure the Company's existing $103 million in senior notes and existing $6 million indebtedness with the Grantor Trust.

    Under the terms of the Agreement, the Company borrowed an aggregate of $10 million from the Insurance Company Lenders and the Grantor Trust (the New Loan). The New Loan provides for monthly interest at a rate of 10% per annum. Principal on the loan is due in full in March 1999. The proceeds were used to pay existing trade debt. provide working capital and pay for transaction expenses.

    Under the terms of the restructure, on August 1, 1994, the Company established a grantor trust (Liquidating Property Trust) to which it transferred all but approximately 28 of its 103 operating and non-operating real properties in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of existing senior notes owed to the Insurance Companies under the Amended Note Agreement (Assumed Indebtedness). The book value of the properties to be sold by the Liquidating Property Trust exceeded the sale proceeds, less applicable fees, expenses and other costs by approximately $14.6 million. Accordingly, the Indebtedness is only payable to the extent of proceeds from sales of Liquidating Property Trust assets The interest rate on the Assumed Indebtedness was increased to 10% per annum. The Company provided a limited guarantee on the Assumed Indebtedness in an amount equal to 10% of the Assumed Indebtedness.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- SENIOR NOTES: (CONTINUED)
    The remaining Insurance Companies' senior notes of approximately $30.2 million not assumed by the Liquidating Property Trust (Retained Indebtedness) were restructured to provide for principal to be due and owing in July 1999. Interest continues to be due monthly at an annual rate of 9% per annum. The Retained Indebtedness was reduced as part of the Restructuring and continues to be secured by real properties of the Company not transferred to the Liquidating Property Trust.

    The servicer of the Liquidating Property Trust is Transamerica Realty Service, Inc. (the Servicer). The Servicer sells the Real Estate Trust assets in the ordinary course. Proceeds from such sales will be used to repay the Assumed Indebtedness. The Company retained an 80% residuary interest in the Liquidating Property Trust after all of the Assumed Indebtedness has been repaid. The Insurance Companies retained a 20% residuary interest in the Liquidating Property Trust. The company sold its residuary interest in the Liquidating Property Trust in connection with the Restructuring (see Note 2).

    As of April 30, 1995, the Company operated 58 paint stores, 27 of which are among the 78 parcels of real property transferred to the Liquidating Property Trust. Under the terms of the Liquidating Property Trust, the Company was to be given an minimum of four months notice prior to the sale of any currently operating retail paint store. Until sold, 13 of the 27 operating retail store properties were being leased back to the Company through July 31, 1995, such aggregated monthly rent of approximately $178 (on a triple net basis). After July 31, 1995, such properties which remained unsold were to be leased to the Company on an month to month bases at a fair market rent as agreed to between the Disposition Agent and the Company. Upon the sale of the 27 currently operating retail paint stores, the Company intends to either remain in the same location on a leased basis or relocate to new leased locations. The terms of the Liquidating Property Trust were modified pursuant to the Restructuring (see Note
2).

ITEM 2.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

INTRODUCTION

    This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended January 29, 1995.

    The Company emerged from its reorganization proceedings ("Reorganization Plan") in June, 1993. Management believed it would be able to concentrate on operational activities and pursue the Company's long-term growth and strategic objectives. The Company believed that its ability to meet growth and strategic objectives as contingent upon several factors. The Company reduced the size of its retail paint store chain to a core group of stores concentrating on selling paint and related merchandise requiring an increase in operating profits from these remaining core stores The Company also focused on its competitive and asset strengths in paint market share, retail locations, and paint manufacturing capabilities. In a multifaceted approach, the Company hoped to add potential incremental business and profits by (I) remerchandising its retail paint stores,
(ii) launching new paint products, (iii) increasing sales to outside retailers (i.e., private labeling), and (iv) reducing general corporate overhead costs associated with such areas as distribution, warehousing, and management information systems.

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

    Under the terms of the New Loan Agreement, the Company on August 1, 1994 established a Liquidating Property Trust and transferred 78 of its 103 operating and non-operating real properties with a net book value of approximately $82.7 million in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of existing indebtedness ("Assumed Indebtedness") owed to the Insurance Company Lenders (defined below) under the Amended Insurance Company Loan. The Company estimated that the book value of 78 properties to be sold by the costs, by Liquidating Property Trust will exceed
the   sale  proceeds,  less  applicable  fees,  expenses  and  other  costs,  by approximately $14.6 million and reported this loss for the fiscal year ended January 30, 1994.

    Notwithstanding the additional borrowing and trust transactions, the Company has not been successful in implementing its growth and strategic objectives and continues to experience cash flow difficulties To successfully implement its strategic objectives, increase sales and reduce debt, the Company requires significant new sources of capital.

    As of February 15, 1995, the Company entered into an Investment Agreement and certain other agreements for the financial restructuring of the Company ("Restructuring") with Corimon, S.A.C.A. and its wholly-owned subsidiary Corimon Corporation (collectively, "CRM"), Fidelity Capital & Income Fund ("FCI"), Kodak Retirement Income Plan Trust Fund ("KRO"), Transamerica Life Insurance and Annuity Company, Transamerica Occidental Life Insurance Company, Sun Life Insurance Company of America, Anchor National Life Insurance Co. (collectively "Insurance Company Lenders"), and the Grantor Trust.

    On May 16, 1995, the stockholders of the Company approved the financial restructuring of the Company at a special meeting of stockholders and such restructuring was consummated. See the Company's Form 10K Annual Report and Proxy Statement related to the special meeting held on May 16, 1995 for a detailed review of the Restructuring (see Note 2).

RESULTS OF OPERATIONS

    Consolidated sales for the three months ended April 30, 1995 reflect a decrease of $9,760 compared to $30,301 for the three months ending May 1, 1994. Prior to the completion of the Restructuring, Standard Brands was unable to maintain adequate inventory levels resulting in decreased store sales for the quarter compared with 1994. In addition, weak economic conditions in California, the Company's core market also contributed to the sales decline. In addition continued increases in interest rates have put pressure on real estate activity. The following is an analysis of comparative sales by component:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    APRIL 30, 1995   MAY 1, 1994   VARIANCE
                                                    --------------   -----------   --------
Continuing Paint Stores...........................     $18,230         $26,900     $ (8,670)
Closed Paint Stores*..............................                         603         (603)
                                                       -------       -----------   --------
                                                        18,230          27,503       (9,273)
Major Paint Company and Export Sales..............       2,311           2,798         (487)
                                                       -------       -----------   --------
                                                       $20,541         $30,301     $ (9,760)
                                                       -------       -----------   --------
                                                       -------       -----------   --------

- ------------------------
*    Updated to reflect additional store closures through April 30, 1995.

    The Company's consolidated FIFO gross profit was 34.3% and 41.2% for the three months ended April 30, 1995 and May 1, 1994, respectively. The decreased margin resulted, in part, from strategic marketing decisions and competitive factors pursuant to which the Company reduced prices in certain product categories and utilized promotional markdowns in an attempt to improve customer traffic and to reduce discontinued merchandise.

    Operating, general and administrative expenses have decreased 24.4% to $9,248. The decrease results primarily from the implementation stringent cost controls and reduced advertising activity. Operating, general and administrative expenses were 45.0% and 40.4% of sales, for the three months ended April 30, 1995 and May 1, 1994, respectively. The increase in the percentage of sales for the three months ended April 30, 1995 versus 1994 is due to the reduction in sales as previously discussed and the fixed nature of certain expenses.

    Depreciation and amortization was $65 and $861 for the three months ended April 30, 1995 and May 1, 1994, respectively. This decrease was principally due to the transfer of real estate properties to a Liquidating Property Trust, and as such are no longer being depreciated.

    Interest income reflects amounts earned on cash deposits. Interest expense includes accrued amounts on the Senior Notes, short-term borrowings, as well as the other debt. Interest expense for the three months ended April 30, 1995 and May 1, 1994 was $1,661 and $2,968, respectively. The decrease resulted from lower total borrowings versus 1994.

FINANCIAL CONDITIONS AS OF APRIL 30, 1995

    The deficit in working capital increased by $4,255 to ($13,898) from ($9,643) at January 29, 1995. This increase was caused by $16,000 of interim loans received from CRM between February 15, 1995 and April 7, 1995. On May 16, 1995, $14,000 of loans were converted to newly issued Common Stock and $2,000 represented CRM's purchase of the Company's residual interest in the Liquidating Property Trust. On a pro forma basis, the Company shows working capital of $6,203 an increase of $15,846 from January 29, 1995 deficit of ($9,643). See
Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital structure remains highly leveraged despite its recapitalization and restructuring.

    As of April 30, 1995, the Company had approximately $350 of borrowing availability under it $12.5 million working capital facility with Foothill. On May 16, 1995, after the completion of the Restructuring, the Company had approximately $1.6 million available.

    On May 16, 1995, the Company's financial position was further improved by the purchase of $5 million of the Company's working capital notes with a maturity of two years and extendible for two additional six months periods.

    The Restructuring has improved the Company's liquidity and reduced the Company's indebtedness. However, there can be no assurances that the Company will be successful with any strategic changes to the operations of the Company as proposed by CRM or that it will be able to improve its sales or reduce its operating expenses in order to return to profitability. According to management's expectations, the Company will need additional capital during the third or fourth quarter to sustain its operations through the end of the 1995 fiscal year. CRM has confirmed to the Company that it will make funds available to the Company, as necessary, to meet its operating requirements and discharge its obligations through the end of the 1995 fiscal year.

RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS

    The Company's consolidated ratios of earnings to combined fixed charges and preferred stock dividend requirements are shown in the table below. For purposes of the following ratios: (i) "earnings" consist of loss before reorganization items, income taxes and extraordinary items plus fixed charges; and (ii) "fixed charges" consist of interest (including debt amortization) and the estimated interest portion of lease payments.

    In calculating the earnings to combined fixed charges and preferred stock dividend requirements, the preferred stock dividend requirements were assumed to be equal to the pretax earnings required to cover such dividend requirements. The amount of such pretax earnings required to cover preferred stock dividend requirements was computed using tax rates for the applicable year.

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  APRIL 30, 1995   MAY 1, 1994
                                                                                  --------------   -----------
Ratio of earnings to combined fixed charges and preferred stock dividend
 requirements...................................................................      (1.02x)        (0.05x)

    The earnings coverage deficiencies (in thousands) were $3,872 and $3,292 for the three months ended April 30, 1995 and May 1, 1994, respectively.

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  APRIL 30, 1995   MAY 1, 1994
                                                                                  --------------   -----------
CALCULATION: (Thousands of Dollars)
Earnings:
  Loss before reorganization items, income taxes and extraordinary items........      (3,872)         (3,292)
  Interest expense (including debt amortization)................................       1,602           2,968
  Estimated interest portion of lease payments..................................         317             168
                                                                                     -------       -----------
    Total.......................................................................     $(1,953)        $  (156)
                                                                                     -------       -----------
Combined Fixed Charges and Preferred Stock Divided Requirements:
  Interest expense (including debt amortization)................................     $ 1,602         $ 2,968
  Estimated interest portion of lease payments..................................         317             168
  Preferred stock dividend requirements.........................................           0               0
                                                                                     -------       -----------
    Total.......................................................................     $ 1,919         $ 3,136
                                                                                     -------       -----------
                                                                                     -------       -----------

                           PART II. OTHER INFORMATION
                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6(A)  EXHIBITS

    Not Applicable

ITEM 6(B)  REPORTS ON FORM 8-K

    Not Applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STANDARD BRANDS PAINT COMPANY
                                                     (Registrant)

Date                                             /s/  Juan J. Gramage
                                          --------------------------------------
                                                     Juan J. Gramage
                                          President and Chief Operating Officer

Date                                             /s/  Howard Schwartz
                                          --------------------------------------
                                                     Howard Schwartz,
                                                  Senior Vice President/
                                                 Chief Financial Officer