Form 10-Q
period 1995-07-30
STANDARD BRANDS PAINT CO
filed 1995-09-13
CIK 93308

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 30, 1995                    Commission file number 1-4505


                          STANDARD BRANDS PAINT COMPANY
             (Exact name of registrant as specified in its charter)



   DELAWARE                                                     95-6029682
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                         Identification No.)


4300 WEST 190TH STREET, TORRANCE, CALIFORNIA 90509-2956
   (Address of principal executive officers) (Zip Code)


Registrant's telephone number, including area code          (310) 214-2411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X   No
                                                                -------  -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             Yes   X   No
                                                                -------  -------

     On February 11, 1992, the registrant and four (4) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On May 13, 1993, the Bankruptcy Court confirmed the Fourth Amended Joint Plan of Reorganization, (the "Plan"), of the Registrant and its subsidiaries. On June 14, 1993, all conditions to the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"). Pursuant to the Plan, holders of the Registrant's common stock on the Effective Date retained their shares and 16,758,000 shares of additional common stock were issued in partial satisfaction of the allowed claims of the creditors of the Registrant and its subsidiaries and preferred shareholders of the Registrant. The securities issued pursuant to the Plan were distributed on the Effective Date.

     On July 30, 1995, the number of shares outstanding of the Registrant's common stock, $.01 par value, was 31,770,553.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I. FINANCIAL INFORMATION                                          Page No.

      Condensed Consolidated Balance Sheets At
       July 30, 1995 and January 29, 1995                                    4-5

      Condensed Consolidated Statements of Operations for
       Six Months and Three Months Ended July 30, 1995 and
       July 31, 1994                                                           6

      Condensed Consolidated Statements of Cash Flows For
       Six Months Ended July 30, 1995 and July 31, 1994                      7-8

      Notes to Condensed Consolidated Financial Statements                  9-10

      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       11-14

PART  II. OTHER INFORMATION AND SIGNATURES                                 15-17

                         PART  I. FINANCIAL INFORMATION
Item 1.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

Assets                                                    (Unaudited)           January 29,
------                                                   July 30, 1995             1995
                                                         -------------        -------------
Current assets:
  Cash                                                       $     976           $   1,489
  Accounts and notes receivable, net                             2,125               1,506
  Inventories                                                   18,536              14,750
  Prepaid expenses                                               2,540                 961
  Deferred income taxes                                          2,297               3,053
                                                             ---------           ---------
   Total current assets                                         26,474              21,759
                                                             ---------           ---------

Property, Plant and equipment                                   18,654              91,002
  Less: accumulated depreciation and amortization                  481               3,293
                                                             ---------           ---------

   Net property, plant and equipment                            18,173              87,709
                                                             ---------           ---------

Other assets                                                       443                 442
                                                             ---------           ---------
                                                               $45,090            $109,910
                                                             ---------           ---------
                                                             ---------           ---------

See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)


                                                     (Unaudited)     January 29,
                                                    July 30, 1995       1995
                                                    -------------    -----------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                $   3,611      $  3,821
  Accounts payable                                        10,149        10,974
  Accrued expenses                                        13,356        16,607
  Income taxes payable                                       543             -
                                                       ---------      --------

   Total current liabilities                              27,659        31,402
                                                       ---------      --------

Senior notes, secured, payable to related parties         15,982        30,470
Liquidating Property Trust notes                               -        52,803
Note payable to related parties                                -        10,000
Grantor Trust note payable                                     -         6,000
Notes payable FCI                                          5,000
Deferred income taxes                                      4,685         5,984
Other long-term liabilities                                6,380         6,637

Preferred stock subject to mandatory redemption,
  $.01 par value per share, authorized 5,000,000
  shares; 8% cumulative convertible
  redeemable preferred stock, issued and
  outstanding 183,990 shares                               1,641             -

Common stock, $.01 par value per share,
  authorized 100,000,000 shares; issued and
  outstanding 31,771,000 shares at July 30, 1995
  and 2,240,000 at January 29, 1995                          318           224

Additional paid-in capital                                63,507        35,593
Deficit                                                  (79,267)      (68,388)
Less:   treasury stock, at cost, 2,800 shares at
  July 30, 1995 and 2,800 at January 29, 1995               (815)         (815)
                                                       ---------      --------
                                                         (14,616)      (33,386)
                                                       ---------      --------
                                                       $  45,090      $109,910
                                                       ---------      --------
                                                       ---------      --------

See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                        (in thousands, except share data)
                                   (Unaudited)

                                                       Six Months Ended             Three Months Ended
                                                       ----------------             ------------------
                                                    July 30,       July 31,      July 30,        July 31,
                                                     1995           1994          1995            1994
                                                 -----------     ----------    -----------     ----------
Net sales                                        $    45,703     $   62,230    $    25,162     $   31,929
Cost of sales                                         29,532         36,804         16,034         18,998
                                                 -----------     ----------    -----------     ----------
Gross margin                                          16,171         25,426          9,128         12,931

Selling, general and administrative expenses          24,353         25,330         15,105         13,096
Depreciation and amortization                            129          1,695             64            834
Interest income                                         (103)           (71)           (44)           (71)
Interest expense                                       2,603          5,855            942          2,887
Other expense (income), net                               68           (163)            68            113
                                                 -----------     ----------    -----------     ----------
Net loss                                         $   (10,879)    $   (7,220)   $    (7,007)    $   (3,928)
                                                 -----------     ----------    -----------     ----------

Weighted average shares outstanding               11,620,000      2,234,000     18,655,000      2,234,000
                                                 -----------     ----------    -----------     ----------

Net loss per common share                        $      (.94)    $    (3.23)   $      (.38)    $    (1.76)
                                                 -----------     ----------    -----------     ----------
                                                 -----------     ----------    -----------     ----------


See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            (Unaudited)
                                                         Six Months Ended
                                                         ----------------
                                                 July 30, 1995   July 31, 1994
                                                 -------------   -------------

Cash flows from operating activities:
  Net loss                                          $(10,879)       $(7,220)
  Adjustments to reconcile net loss
   to net cash used for operating activities:
     Depreciation and amortization                       129          1,695
     Interest paid-in-kind                                            2,351
     Provision for losses on accounts receivable         150            194
     Loss (gain) on sale of property                      68           (163)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable       (769)           209
       Increase in inventory, prepaid
        expenses and other assets                     (5,366)        (2,460)
       Decrease in accounts payable, accrued
        expenses and other liabilities                (4,333)        (3,912)
                                                     -------         ------

   Net cash used for operating activities            (21,000)        (9,306)
                                                     -------         ------
                                                     -------         ------

See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                     (Unaudited)
                                                                   Six Months Ended
                                                                   ----------------
                                                         July 30, 1995           July 31, 1994
                                                         -------------           -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                  $   (170)              $   (298)
  Proceeds from sale of property, plant
   and equipment                                                67,508                  9,343
                                                              --------               --------

Net cash provided by investing activities                       67,338                  9,045
                                                              --------               --------
Cash flows from financing activities:
  Proceeds from (costs of) stock issuance                       13,650                    (53)
  Proceeds from sale of interest in Liquidating
   Property Trust                                                2,000                      -
  Proceeds from notes payable FCI                                5,000                      -
  Repayment of long-term debt                                  (67,291)                (6,258)
  Refinancing of note payable - Grantor Trust                        -                 (6,000)
  Proceeds from note payable to related party                        -                 10,000
  (Repayment of) proceeds from short-term
   borrowings, net                                                (210)                 1,906
  Refinancing of note payable - Grantor Trust                        -                  6,000
                                                              --------               --------

Net cash used for financing activities                         (46,851)                (1,783)
                                                              --------               --------

Net decrease in cash                                              (513)                (1,522)

Cash, beginning of period                                        1,489                    911
                                                              --------               --------

Cash, end of period                                           $    976               $  2,433
                                                              --------               --------
                                                              --------               --------

Supplemental disclosures of cash flow information:
  Cash paid(received) for:
   Interest                                                   $  3,246               $  3,504
   Income taxes                                               $      0               $   (120)


See accompanying notes to condensed consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements of Standard Brands Paint Company and Subsidiaries (the "Company") have been prepared by the Company without audit. The condensed consolidated balance sheet at January 29, 1995 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation. The consolidated results for any interim period may not be indicative of the results for the entire year.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes in the Company's most recent Annual Report on Form 10-K.

NOTE 2 - FINANCIAL RESTRUCTURING:

     On May 16, 1995, the Company completed a financial restructuring (the "Restructuring") pursuant to which Corimon, S.A.C.A. ("CRM"), a Venezuelan multinational company, acquired approximately 77% of the outstanding common shares of the Company for total consideration of $18 million. As a result of the conversion of preferred stock, CRM's ownership percentage has decreased to 55% at July 30, 1995.

     The principal elements of the Restructuring were a 1 for 10 reverse stock split, the acquisition by CRM of shares of newly issued common stock and preferred stock, the exchange of $16 million of the Company's outstanding debt for newly issued shares of common stock and preferred stock, the transfer of 15 of the Company's real estate properties to the real estate liquidating trust established in 1994 and the sale of the Company's residual interest in such trust to CRM and the Company's prior debt holders. Share and per share amounts for all periods presented have been adjusted to give retroactive effect to the reverse stock split undertaken in conjunction with the Restructuring.

     As a result of the Restructuring, the Company's financial position was improved by an infusion of $16 million of new capital, $5 million under a working capital facility with a leading U.S. institution which is a major shareholder of the Company and a reduction in the Company's consolidated indebtedness by an aggregate of approximately $78.3 million.

     Under the terms of the Restructuring, the terms of the Liquidating Property Trust were modified. Sixteen of the Company's operating stores and one of its warehouse properties which were part of the assets of the Liquidating Property Trust prior to the Restructuring are currently leased to the Company ("Leased Properties"). Eight of the Leased Properties and the warehouse property have 10 year leases with two renewal options of two years each. The other eight Leased Properties have 18 month leases with no renewal option. The 15 new properties transferred to the Liquidating Property Trust as part of the Restructuring are leased back to the Company for an aggregate rent of approximately $2.8 million per year (on a triple net basis), adjusted every 30 months. The properties are leased for 10 years subject to two renewal options of 5 years each. Renewal rent on all of such leased properties will be 95% of market but not less than the prior rent.

NOTE 3 - INVENTORIES:

     Inventories consist of the following:


                                     July 30, 1995    January 29, 1995
                                     -------------    ----------------
Retail inventories                         $16,383             $12,576
Manufacturing inventories                    1,851               1,792
Wholesale inventories                          302                 382
                                           -------             -------
                                           $18,536             $14,750
                                           -------             -------
                                           -------             -------


NOTE 4 - SHORT TERM BORROWINGS:

     Subsequent to the filing of the Company's Chapter 11 petitions, the Company entered into a credit agreement with Foothill Capital Corp. ("Foothill"), pursuant to which Foothill made available to the Company a senior secured credit facility in the aggregate principal amount of $12 million. Pursuant to the Plan, the Company entered into a new credit agreement with Foothill on June 14, 1993, which provided the Company with a secured line of credit in the amount of $12.5 million. Interest under the new credit agreement is equal to the prime rate of interest plus 2% per annum. On April 14, 1994 the Company amended its agreement with Foothill to extend the credit agreement for three additional years. The interest rate under the amended agreement is equal to the prime rate of interest plus 3% per annum. At July 30, 1995, the prevailing interest rate per annum was 11.75%.

     At July 30, 1995 and January 29, 1995, short-term borrowing consisted of amounts outstanding to Foothill of approximately $3.6 million and $3.8 million, respectively. In addition, at July 30, 1995 the Company had outstanding letters of credit of $2.8 million for the State of California's Workers Compensation program, import purchases and security deposits.

NOTE 5 - SENIOR NOTES:

     On May 16, 1995, under the terms of the Restructuring, the terms of the Liquidating Property Trust were modified. As a result the Company's consolidated indebtedness was reduced by an aggregate of approximately $78.3 million (See Note 2).

     The remaining Insurance Companies' senior notes of approximately $16 million were modified with a maturity of ten years from the Effective Date and interest payable at 10% per annum, compounded monthly. Interest only will be due in years one and two with principal and interest due in years three through ten based on a fifteen year amortization schedule. At the end of ten years the unpaid principal of approximately $8.1 million will be due in full. The indebtedness is secured by the existing first trust deeds on 8 of the retained properties and a security interest on all of the Company's personal property and equipment (excluding cash, inventory, trademarks, accounts receivable and rolling stock).

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

     The Company emerged from its reorganization proceedings ("Reorganization Plan") in June, 1993. Management believed it would be able to concentrate on operational activities and pursue the Company's long-term growth and strategic objectives. The Company believed that its ability to meet growth and strategic objectives was contingent upon several factors. Accordingly the Company reduced the size of its retail paint store chain to a core group of stores concentrating on selling paint and related merchandise in an effort to increase operating profits from these remaining core stores The Company also focused on its competitive strengths in paint market share, retail locations, and paint manufacturing capabilities. In a multifaceted approach, the Company hoped to add incremental revenue and profits by: (i) remerchandising its retail paint stores, (ii) launching new paint products, (iii) increasing sales to outside retailers (i.e., private labeling), and (iv) reducing general corporate overhead costs associated with such areas as distribution, warehousing, and management information systems.

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

     Under the terms of the New Loan Agreement, the Company on August 1, 1994 established a Liquidating Property Trust and transferred 78 of its 103 operating and non-operating real properties with a net book value of approximately $82.7 million in exchange for the assumption by the Liquidating Property Trust of approximately $68.7 million of existing indebtedness ("Assumed Indebtedness") owed to the Insurance Companies' (defined below) under the Amended Insurance Company Loan. The Company estimated that the book value of the properties to be sold by the Liquidating Property Trust would exceed the sale proceeds, less applicable fees, expenses and other costs, by approximately $14.6 million and reported this loss for the fiscal year ended January 30, 1994.

     Notwithstanding the additional borrowing and trust transactions described above, the Company was not successful in implementing its growth and strategic objectives and continued to experience cash flow difficulties. To successfully implement its strategic objectives, increase sales and reduce debt, the Company required significant new sources of capital.

     As of February 15, 1995, the Company entered into a Investment Agreement and certain other agreements for the financial restructuring of the Company ("Restructuring") with Corimon, S.A.C.A. and its wholly-owned subsidiary Corimon Corporation (collectively, "CRM"), Fidelity Capital & Income Fund ("FCI"), Kodak Retirement Income Plan Trust Fund ("KRI"), Transamerica Life Insurance and Annuity Company, Transamerica Occidental Life Insurance Company, Sun Life Insurance Company of America, Anchor National Life Insurance Co. (collectively "Insurance Companies"), and the Grantor Trust.

     On May 16, 1995, the stockholders of the Company approved the financial restructuring of the Company at a special meeting. See the Company's Form 10-K Annual Report and Proxy Statement related to the special meeting held on May 16, 1995 for a detailed review of the Restructuring and Note 2 to the Condensed Consolidated Financial Statement.

RESULTS OF OPERATIONS

     Consolidated sales for the six months and three months ended July 30, 1995 reflect a decrease of $16,527 and $6,767 from the comparative six and three month periods in the prior fiscal year, respectively. The decrease in sales was principally caused by inadequate inventory levels prior to the Restructuring and overall weak economic conditions in California, the Company's core market.

     Comparable store sales for the six months and three months ended July 30, 1995 of $39,980 and $22,394, respectively, decreased $13,420 or 25.1% and $5,388 or 19.4%, respectively, compared to 1994.

The following is an analysis of comparative year-to-date sales by component:


                                                   Six Months Ended
                                                   ----------------
                                                July 30,      July 31,
                                                  1995          1994         Variance
                                               ---------     ----------      --------
Continuing Paint Stores                         $39,980        $53,400      $ (13,420)
Closed Paint Stores*                              1,336          3,445         (2,109)
                                                -------        -------       ---------
                                                 41,316         56,845        (15,529)

Major Paint Company and Export Sales              4,387          5,385           (998)
                                                -------        -------       ---------
                                                $45,703        $62,230       $(16,527)
                                                -------        -------       ---------
                                                -------        -------       ---------


*  Updated to reflect additional store closures through July 30, 1995.


     In connection with the adoption of Fresh-Start Reporting, the Company adopted the first-in, first-out ("FIFO") method for determining the cost of its inventories. The Company's consolidated FIFO gross profit was 35.4% and 36.3% versus 40.9% and 40.5% for the comparative six and three month periods in the prior fiscal year, respectively. The decreased margin resulted in part from strategic marketing decisions and competitive factors pursuant to which the Company reduced prices in certain product categories and utilized promotional markdowns in an attempt to improve customer traffic and to reduce discontinued merchandise.

     Selling, general and administrative expenses decreased $977 and increased $2,009 for the six and three months ended July 30, 1995, respectively. The decrease resulted primarily from the implementation of stringent cost controls offset by increased advertising activity. The increase in the three months ended July 30, 1995 resulted from advertising expenditures of $3,955 compared to $1,991 in the comparable period during the prior year. Selling, general and administrative expenses were 53.3% and 60.0% of sales, versus 40.7% and 41.0% for the comparative six and three month periods in the prior year, respectively. The increase in the percentage of sales for the six months and three months ended July 30, 1995 versus 1994 is due to the reduction in sales as previously discussed, the increased advertising activity and the fixed nature of certain expenses.

     Depreciation and amortization was $129 and $64 for the six and three months ended July 30, 1995 versus $1,695 and $834 for the comparable periods in 1994, respectively. This decrease was principally due to the transfer of certain real estate properties to the Liquidating Property Trust in August 1994 and May 1995.

     Interest income reflects amounts earned on cash deposits. Interest expense includes accrued amounts on the senior notes, short-term borrowings, as well as the other debt. Interest expense for the six months and three months ended July 30, 1995 was $2,603 and $942, versus $5,885 and $2,887 for the comparable periods in 1994, respectively. The decrease resulted from the reduction in consolidated indebtedness under the terms of the Restructuring.

     Other (income) expense, net for the six months and three months ended July 30, 1995 and July 31, 1994 primarily represents the Company's gain(loss) on the sale of real property during the periods.

FINANCIAL CONDITION AS OF JULY 30, 1995

     The Company's working capital deficit decreased by $8,458 to ($1,185) from ($9,643) at January 29, 1995. This decrease was caused by the infusion of $21,000 in new capital which was partially offset by operating losses incurred during the period. See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital structure remains highly leveraged despite its recapitalization and restructuring.

     As of July 30, 1995, the Company had approximately $1.2 million of borrowing availability under it $12.5 million working capital facility with Foothill.

     The Restructuring has improved the Company's liquidity and reduced the Company's indebtedness. However, there can be no assurances that the Company will be successful with any strategic changes to the operations of the Company as proposed by CRM or that it will be able to improve its sales or reduce its operating expenses in order to return to profitability. Based on management's estimates, the Company will need additional capital during the third or fourth quarter to sustain its operations through the end of the 1995 fiscal year. CRM has confirmed to the Company that it will make funds available to the Company, as necessary, to meet its operating requirements and discharge its obligations through the end of the 1995 fiscal year.

RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS

     The Company's consolidated ratios of earnings to combined fixed charges and preferred stock dividend requirements are shown in the table below. For purposes of the following ratios: (i) "earnings" consist of loss before income taxes plus fixed charges; and (ii) "fixed charges" consist of interest (including debt amortization) and the estimated interest portion of lease payments.

     In calculating the ratio of earnings to combined fixed charges and preferred stock dividend requirements, the preferred stock dividend requirements were assumed to be equal to the pretax earnings required to cover such stock dividend requirements. The amount of such pretax earnings required to cover preferred stock dividend requirements was computed using tax rates for the applicable year.


                                                 Six Months Ended                   Three Months Ended
                                                 ----------------                   ------------------

                                         July 30, 1995     July 31, 1994     July 30, 1995     July 31, 1994
                                         -------------     -------------     -------------     -------------
Ratio of earnings to combined
 fixed charges and preferred
 stock dividend requirements                   (2.31x)           (0.18x)           (4.11x)           (0.31X)


The earnings coverage deficiencies (in thousands) were $10,879 and $7,007 for the six and three months ended July 30, 1995 versus $7,220 and $3,928 for the comparable periods in 1994, respectively.


                                                   Six Months Ended                      Three Months Ended
                                                   ----------------                      ------------------
                                          July 30, 1995       July 31, 1994       July 30, 1995       July 31, 1994
                                          -------------       -------------       -------------       -------------
CALCULATION:
  (Thousands of Dollars)
Earnings:
 Loss before income taxes                       (10,879)             (7,220)             (7,007)             (3,928)
 Interest expense (including
  debt amortization)                              2,500               5,784                 898               2,816
 Estimated interest portion of
  lease payments                                    789                 342                 472                 174
                                               --------             -------             -------              -------
      Total                                    $ (7,590)            $(1,094)            $(5,637)            $  (938)
                                               --------             -------             -------              -------
                                               --------             -------             -------              -------
Combined Fixed Charges
 and Preferred Stock
 Divided Requirements:
 Interest expense (including
  debt amortization)                           $  2,500             $ 5,784             $   898             $ 2,816
 Estimated interest portion of
  lease payments                                    789                 342                 472                 174
 Preferred stock dividend
  requirements                                        -                   -                   -                   -
                                               --------             -------             -------             -------
     Total                                     $  3,289             $ 6,126             $ 1,370             $ 2,990
                                               --------             -------             -------             -------
                                               --------             -------             -------             -------


                           PART II.  OTHER INFORMATION

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

                                 Not Applicable

ITEM 2. CHANGES IN SECURITIES

                                 Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of July 30, 1995, the Registrant was not in default in the payment of principal or interest with respect to any of its indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        4 (a)

               On May 16, 1995, the registrant held a Special Meeting of Shareholders.
               On August 16, 1995, the registrant held its Annual Meeting of Shareholders.

        4 (b)(c)  MATTERS VOTED UPON

                             Financial Restructuring

        At the Special Meeting of Shareholders held on May 16, 1995, the shareholders of the Registrant approved a financial restructuring of the Registrant, the principal elements of which were as follows:

               1. Amendment to the Registrant's Restated Certificate of Incorporation to increase the amount of authorized capital stock of the Registrant, and to effect a 1-for-10 reverse stock split ("Reverse Stock Split") pursuant to which each shareholder was considered to hold one share of the Registrant's post-split share for every ten shares previously held.

               2. Sale to Corimon Corporation, a United States subsidiary of Corimon, S.A.C.A., a Venezuelan multinational retailer and producer of paint and related products (collectively, "CRM"). of 15,700,496 newly issued shares of the Registrant's common stock ("Common Stock"), constituting approximately 76% of the Registrant's' then-outstanding common stock.

               3. Exchange of a portion of the Registrant's outstanding debt into 2,242,928 newly issued shares of Common Stock and 1,570,049 newly issued shares of 8% cumulative convertible redeemable preferred stock of the Registrant.

               4. Transfer of 15 real estate properties held by subsidiaries of the Registrant to a grantor trust (the "Trust"), in which the Registrant held a residual interest; release of related long-term debt; and sale of the Registrant's residual interest in the Trust to CRM and to certain senior lenders for an additional $2 million payable by CRM and in consideration of their participation in the Restructuring.

The voting results were as follows:

          FOR:                14,299,496

          AGAINST:               543,675

          ABSTAIN:                32,350

          NOT-VOTED:           7,525,523

At the annual meeting of shareholders held on August 16, 1995, the following matters were voted upon.

                              Election of Directors

                                             For             Against    Abstain
                                             ---             -------    -------
          To Terms Expiring 1996:
          -----------------------

          Gustavo Jose Blanco-Uribe      28,730,578          28,213        --

          Richard L. Boje                28,729,493          29,298        --

          Roland F. Breault              28,734,683          24,108        --

          Arthur W. Broslat              28,733,363          25,438        --

          Robert N. Dangremond           28,729,513          29,278        --

          Juan J. Gramage                28,734,683          24,108        --

          Deborah Hicks Midanek          28,733,813          24,978        --

          Thomas A. White                28,734,683          24,108        --

          William E. Yingling, III       28,733,543          25,248        --

     The Registrant also sought ratification by the shareholders of the appointment of Price Waterhouse LLP as the Registrants independent auditors for the current fiscal year.

          FOR:           28,740,394

          AGAINST:            6,225

          ABSTAIN:           12,172

          NOT-VOTED:      1,540,218

4 (d)

                                           Not Applicable


ITEM 5. OTHER INFORMATION

                                           Not Applicable

ITEM 6(a)  EXHIBITS

                                           Exhibit 27  Financial Data Schedule

ITEM 6(b)  REPORTS ON FORM 8-K

     The company filed a Form 8-K dated 5/16/95, as amended by Form 8-K/A dated 5/23/95, to disclose the consumation of the Reorganization and the change in the companies certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STANDARD BRANDS PAINT COMPANY
                              --------------------------------------------
                                            (Registrant)






Date
    -------------------       --------------------------------------------
                                 Howard Schwartz, Senior Vice President/
                                 Chief Financial Officer