Form 10-Q
period 1995-10-29
STANDARD BRANDS PAINT CO
filed 1995-12-12
CIK 93308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 29, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                          COMMISSION FILE NUMBER 1-4505


                          STANDARD BRANDS PAINT COMPANY
                          -----------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                           95-6029682
        --------                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)




           880 APOLLO STREET, SUITE 200, EL, SEGUNDO, CALIFORNIA 90245
           -----------------------------------------------------------
           (Address of principal executive officers)        (Zip Code)


Registrant's telephone number, including area code           (310) 726-9600
                                                             --------------

              FORMER ADDRESS (CHANGED SINCE LAST REPORT): 4300 WEST
                  190TH STREET, TORRANCE, CALIFORNIA 90509-2956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X     No
                                                               ------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             Yes    X    No
                                                                -----      -----

     On February 11, 1992, the registrant and four (4) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On May 13, 1993, the Bankruptcy Court confirmed the Fourth Amended Joint Plan of Reorganization, (the "Plan"), of the Registrant and its subsidiaries. On June 14, 1993, all conditions to the effectiveness of the Plan were met, and the Plan became effective. Pursuant to the Plan, holders of the Registrant's common stock retained their shares and additional shares of common stock were issued in partial satisfaction of the allowed claims of the creditors of the Registrant and its subsidiaries and preferred shareholders of the Registrant.

     On October 29, 1995, the number of shares outstanding of the Registrant's common stock, $.01 par value, was 31,770,553.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I. FINANCIAL INFORMATION                                          Page No.
     Consolidated Balance Sheets At
       October 29, 1995 and January 29, 1995                                 1-2

     Consolidated Statements of Operations for
       Nine Months and Three Months Ended October 29, 1995
     and October 30, 1994                                                      3

     Consolidated Statements of Cash Flows For
       Nine Months Ended October 29, 1995 and October 30, 1994               4-5

     Notes to Consolidated Financial Statements                              6-7

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                        8-11

PART  II. OTHER INFORMATION AND SIGNATURES                                 12-13

                         PART  I. FINANCIAL INFORMATION
Item 1.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)


ASSETS                                           (Unaudited)         January 29,
                                            October 29, 1995             1995
                                            ----------------         -----------
Current assets:
     Cash                                            $   420            $  1,489
     Accounts and notes receivable, net                2,514               1,506
     Inventories                                      14,609              14,750
     Prepaid expenses                                  2,376                 961
     Deferred income taxes                             2,297               3,053
                                                     -------            --------
      Total current assets                            22,216              21,759
                                                     -------            --------
Property, Plant and equipment                         19,243              91,002
     Less: accumulated depreciation and amortization     581               3,293
                                                     -------            --------
      Net property, plant and equipment               18,662              87,709
                                                     -------            --------
Other assets                                             444                 442
                                                     -------            --------
                                                     $41,322            $109,910
                                                     -------            --------
                                                     -------            --------

See accompanying notes to consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                 (Unaudited)        January 29,
                                            October 29, 1995           1995
                                            ----------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                             $  5,154            $  3,821
  Accounts payable                                    11,190              10,974
  Accrued expenses                                    10,595              16,607
  Income taxes payable                                   345                   -
                                                    --------            --------
     Total current liabilities                        27,284              31,402
                                                    --------            --------
Senior notes, secured, payable to related parties     15,982              30,470
Liquidating Property Trust notes                           -              52,803
Note payable to related parties                            -              10,000
Grantor Trust note payable                                 -               6,000
Notes payable FCI                                      5,000
Deferred income taxes                                  4,685               5,984
Other long-term liabilities                            6,331               6,637

Mandatorily redeemable preferred stock
  8% Cumulative dividends;
  $.01 par value per share, authorized 5,000,000
  shares, issued and outstanding 183,990 shares        1,641                   -

Common stock, $.01 par value per share,
  authorized 100,000,000 shares; issued and
  outstanding 31,771,000 shares at October 29,
  1995 and 2,240,000 at January 29, 1995                 318                 224

Additional paid-in capital                            63,508              35,593
Deficit                                              (82,612)            (68,388)
Less:   treasury stock, at cost, 2,800 shares at
  October 29, 1995 and 2,800 at January 29, 1995        (815)               (815)
                                                    --------            --------
                                                     (19,601)            (33,386)
                                                    --------            --------
                                                   $  41,322            $109,910
                                                    --------            --------
                                                    --------            --------

See accompanying notes to consolidated financial statements.

                  STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (in thousands, except share data)
                                   (Unaudited)

                                    Nine Months Ended       Three Months Ended
                                    -----------------       ------------------
                                    October    October      October    October
                                    29,1995    30,1994      29, 1995   30, 1994
Net sales                           $68,865     $91,869     $23,162    $ 29,639
Cost of sales                        42,990      55,268      13,458      18,464
                                    -------     -------     -------    --------
Gross margin                         25,875      36,601       9,704      11,175
Other costs and expenses:
  Operating, and general and
  administrative expenses            36,707      37,883      12,354      12,553
  Depreciation and amortization         212       2,521          83         826
Interest (income)                      (230)       (113)       (127)        (42)
Interest expense                      3,322       8,578         719       2,723
Other expense (income), net              88        (421)         20        (258)
                                   --------    --------     -------     -------
                                     40,099      48,448      13,049      15,802

Loss from operations before         (14,224)    (11,847)     (3,345)     (4,627)
reorganization items

Reorganization items:
  Loss on transfer of business
units and real properties
to a grantor trust                                  (65)                    (65)
                                   --------    --------   ---------   ---------

Net loss                           $(14,224)   $(11,912)  $(  3,345)  $(  4,692)
                                   --------    --------   ---------   ---------
                                   --------    --------   ---------   ---------
Weighted average shares
outstanding                      17,665,000   2,235,000  31,771,000   2,236,000

Net loss per common share          $   (.80)   $  (5.33)   $   (.11)  $   (2.10)
                                   --------    --------    --------   ---------
                                   --------    --------    --------   ---------

See accompanying notes to consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                            (Unaudited)
                                                         Nine Months Ended
                                                 ----------------------------------
                                                 October 29, 1995     July 31, 1994
                                                 ----------------     -------------
Cash flows from investing activities:
   Increase in other assets                         $      -            $    319
   Purchases of property, plant and equipment           (761)               (189)
   Proceeds from sale of property, plant and
     equipment                                        67,508              17,477
                                                     -------             -------

Net cash provided by investing activities             66,747              17,607
                                                     -------             -------

Cash flows from financing activities:
   Proceeds from (costs of) stock issuance            13,650                   7
   Proceeds from sale of interest in Liquidating
     Property Trust                                    2,000                   -
   Proceeds from notes payable FCI                     5,000                   -
   Repayment of Liquidating Property Trust notes                          (6,537)
   Repayment of long-term debt                       (67,291)             (6,258)
   Refinancing of note payable - Grantor Trust             -              (6,000)
   Proceeds from note payable to related party             -              10,000
   (Repayment of) proceeds from short-term
     borrowings, net                                   1,333              (2,158)
   Refinancing of note payable - Grantor Trust             -               6,000
                                                     -------             -------


Net cash used for financing activities               (45,308)             (4,946)

Net (decrease)increase in cash                        (1,069)                804

Cash, beginning of period                              1,489                 911
                                                     -------             -------

Cash, end of period                                  $   420             $ 1,715
                                                     -------             -------
                                                     -------             -------

Supplemental disclosures of cash flow information:
   Cash paid(received) for:
     Interest                                        $ 4,028             $ 4,585
     Income taxes                                    $   198             $  (120)

See accompanying notes to consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                          (Unaudited)
                                                       Nine Months Ended
                                                       -----------------

                                               October 29, 1995    October 30, 1994
                                               ----------------    ----------------
Cash flows from operating activities:
  Net loss                                          $(14,224)           $(11,912)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
      Loss on transfer of business units and
        real properties to a grantor trust                                    65
      Depreciation and amortization                      212               2,521
      Interest paid-in-kind                                                2,527
      Provision for losses on accounts receivable        150                 299
      Loss (gain) on sale of property                     88                (420)
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable    (1,158)               (412)
        (Increase)Decrease in inventory, prepaid
          expenses and other assets                   (1,276)                910
        (Decrease) in accounts payable, accrued
          expenses and other liabilities              (6,300)             (5,435)
                                                      ------              ------

  Net cash used for operating activities             (22,508)            (11,857)
                                                      ------              ------
                                                      ------              ------

See accompanying notes to consolidated financial statements.

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of Standard Brands Paint Company and Subsidiaries (the "Company") have been prepared by the Company without audit. The consolidated balance sheet at January 29, 1995 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the accompanying consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation. The consolidated results for any interim period may not be indicative of the results for the entire year.

     It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's most recent Annual Report on Form 10-K.

NOTE 2 - FINANCIAL RESTRUCTURING:

     On May 16, 1995, the Company completed a financial restructuring (the "Restructuring") pursuant to which Corimon, S.A.C.A. ("CRM"), a Venezuelan multinational company, acquired approximately 77% of the outstanding common shares of the Company for total consideration of $18 million. As a result of the conversion by certain other holders of preferred stock issued in connection with the Restructuring, CRM's ownership percentage has decreased to 55% at October 29, 1995.

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

     Under the terms of the Restructuring, the terms of the Liquidating Property Trust were modified. Sixteen of the Company's operating stores and one of its warehouse properties which were part of the assets of the Liquidating Property Trust prior to the Restructuring are currently leased to the Company ("Leased Properties"). Eight of the Leased Properties and the warehouse property have 10 year leases with two renewal options of two years each. The other eight Leased Properties have 18 month leases with no renewal option. The 15 new properties transferred to the Liquidating Property Trust as part of the Restructuring are leased back to the Company for an aggregate rent of approximately $2.8 million per year (on a triple net basis), adjusted every 30 months. The properties are leased for 10 years subject to two renewal options of 5 years each. Renewal rent on all of such leased properties will be 95% of market but not less than the prior rent. As of October 29, 1995, the Company operated 51 retail paint stores.

NOTE 3 - INVENTORIES:

     Inventories consist of the following (in thousands):

                                          October 29, 1995    January 29, 1995
                                          ----------------    ----------------
Retail inventories                               12,997             $12,576
Manufacturing inventories                         1,425               1,792
Wholesale inventories                               187                 382
                                                -------             -------
                                                $14,609             $14,750
                                                -------             -------
                                                -------             -------

NOTE 4 - SHORT TERM BORROWINGS:

     Subsequent to the filing of the Company's Chapter 11 petitions, the Company entered into a credit agreement with Foothill Capital Corp. ("Foothill"), pursuant to which Foothill made available to the Company a senior secured credit facility in the aggregate principal amount of $12 million. Pursuant to the Plan, the Company entered into a new credit agreement with Foothill on June 14, 1993, which provided the Company with a secured line of credit in the amount of $12.5 million. Interest under the new credit agreement is equal to the prime rate of interest plus 2% per annum. On April 14, 1994 the Company amended its agreement with Foothill to extend the credit agreement for three additional years. The interest rate under the amended agreement is equal to the prime rate of interest plus 3% per annum. At October 29, 1995, the prevailing interest rate per annum was 11.75%.

     At October 29, 1995 and January 29, 1995, short-term borrowing consisted of amounts outstanding to Foothill of approximately $5.2 million and $3.8 million, respectively. On November 29, 1995, Foothill notified the Company that the following Events of Default have occurred and continue to exist:

     1. The Company has failed to immediately pay Foothill, in cash, the $498,517 Overadvance in existence since November 27, 1995 and continuing through the date of notice.

     2. There has occurred a material impairment of the prospect of repayment of the obligations owing to Foothill.

     As of November 30, 1995, the Company made payments to Foothill of $200,000 as a partial reduction of the Overadvance. The balance of the Overadvance was repaid on December 6, 1995. The Company and Foothill are continuing to discuss the situation in an effort to resolve the Events of Default on a mutually agreeable basis.

     In addition, at October 29, 1995 the Company had outstanding letters of credit of $2.8 million for the State of California's Workers Compensation program, import purchases and security deposits.

NOTE 5 - LONG TERM DEBT:

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

     Notes payable FCI represent amounts due to Fidelity Capital and Income Fund. On May 16, 1995, FCI purchased $5 Million of the Company's Working capital notes with a maturity of two years, extendable at the Company's option for two additional six month periods. The notes are secured by second liens on the Company's inventory and accounts receivable. The interest rate on the notes is equal to the prime rate plus 5 and 1/2% per annum. At October 29, 1995, the interest rate per annum was 14.25%.

     Because of various cross-default provisions contained in the Company's loan agreements, as well as in certain of its leases, Foothill's notice of default (see Note 4 above), places the Company in default under its other loan agreements and certain of its leases.

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

     On May 16, 1995, the stockholders of the Company approved the financial restructuring of the Company at a special meeting. See the Company's Form 10-K Annual Report and Proxy Statement related to the special meeting held on May 16, 1995 for a detailed review of the Restructuring and Note 2 to the Consolidated Financial Statement.

RESULTS OF OPERATIONS

     Consolidated sales for the nine months and three months ended October 29, 1995 reflect a decrease of $23,004 and $6,477 from the comparative nine and three month periods in the prior fiscal year, respectively. The decrease in sales was principally caused by inadequate inventory levels prior to the Restructuring, intense competition and overall weak economic conditions in California, the Company's core market.

     Comparable store sales for the nine months and three months ended October 29, 1995 of $59,990 and $20,010, respectively, decreased $18,357 or 23.4% and
$5,873 or 22.6%, respectively, compared to 1994.

The following is an analysis of comparative year-to-date sales by component:

                                           Nine Months Ended
                                           -----------------
                                   October 29, 1995   October 30, 1994   Variance
                                   ----------------   ----------------   --------
Continuing Paint Stores                    $59,990        $78,347       $(18,357)
Closed Paint Stores*                         2,667          6,057         (3,390)
                                           -------        -------        -------
                                            62,657         84,404        (21,747)

Major Paint Company and Export Sales         6,208          7,465         (1,257)
                                           -------        -------        -------
                                           $68,865        $91,869       $(23,004)
                                           -------        -------       --------
                                           -------        -------       --------

*  Updated to reflect additional store closures through October 29, 1995.

     In connection with the adoption of Fresh-Start Reporting, the Company adopted the first-in, first-out ("FIFO") method for determining the cost of its inventories. The Company's consolidated FIFO gross profit was 37.6% and 41.9% versus 39.8% and 37.7% for the comparative nine and three month periods in the prior fiscal year, respectively. The decreased year to date margin resulted in part from strategic marketing decisions and competitive factors pursuant to which the Company reduced prices in certain product categories and utilized promotional markdowns in an attempt to improve customer traffic and to reduce discontinued merchandise.

     Operating and general and administrative expenses decreased $1,176 and decreased $199 for the nine and three months ended October 29, 1995, respectively. The decrease resulted primarily from the implementation of stringent cost controls offset by increased advertising activity. Operating and general and administrative expenses were 53.3% and 53.3% of sales, versus 41.2% and 42.4% for the comparative nine and three month periods in the prior year, respectively. The increase in the percentage of sales for the nine months and three months ended October 29, 1995 versus 1994 is due to the reduction in sales as previously discussed, the increased advertising activity and the fixed nature of certain expenses.

     Depreciation and amortization was $212 and $83 for the nine and three months ended October 29, 1995 versus $2,521 and $826 for the comparable periods in 1994, respectively. This decrease was principally due to the transfer of certain real estate properties to the Liquidating Property Trust in August 1994 and May 1995.

     Interest income reflects amounts earned on cash deposits. Interest expense includes accrued amounts on the senior notes, short-term borrowings, as well as the other debt. Interest expense for the nine months and three months ended October 29, 1995 was $3,322 and $719, versus $8,578 and $2,723 for the comparable periods in 1994, respectively. The decrease resulted from the reduction in consolidated indebtedness under the terms of the Restructuring.

     Other (income) expense, net for the nine months and three months ended October 29, 1995 and October 30, 1994 primarily represents the Company's gain(loss) on the sale of real property during the periods.

FINANCIAL CONDITION AS OF OCTOBER 29, 1995

     The Company's working capital deficit decreased by $4,575 to ($5,068) from ($9,643) at January 29, 1995. This decrease was caused by the infusion of $21,000 in new capital which was partially offset by operating losses incurred during the period. See Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital structure remains highly leveraged despite its recapitalization and restructuring.

     As of October 29, 1995, the Company had no borrowing availability under it's $12.5 million working capital facility with Foothill. On November 29, 1995, Foothill notified the Company that the following Events of Default have occurred and continue to exist:

     1. The Company has failed to immediately pay Foothill, in cash, the $498,517 Overadvance in existence since November 27, 1995 and continuing through the date of notice.

     2. There has occurred a material impairment of the prospect of repayment of the obligation owing to Foothill.

     As of November 30, 1995, the Company made payments to Foothill of $200,000 as a partial reduction of the Overadvance. The balance of the Overadvance was repaid on December 6, 1995. However the Company expects that further Overadvances will be incurred from time to time, which the Company will then need to repay.

     Because of various cross-default provisions contained in the Company's other loan agreements and certain leases, Foothill's notice of default places the Company in default under its other loan agreements and certain leases as well.

     Although the Restructuring earlier in 1995 improved the Company's liquidity and reduced the Company's indebtedness, there can be no assurance that the Company will be successful in implementing any strategic changes to the operations or that it will be able to improve its sales or reduce its operating expenses in order to return to profitability. To date, the Company has not achieved meaningful improvement. Although operating expenses have been reduced, sales have also continued to decline substantially. The Company needs additional capital to be able to repay its expected Overadvances to Foothill and meet its December obligations for rent, interest, property taxes, and other operating requirements. For these purposes, through December 10, 1995, CRM advanced the Company $1 million in cash. Based on management's estimates, the Company will need additional capital of about $4 million during the fourth quarter to sustain its operations through the end of the 1995 fiscal year.

     CRM has confirmed to the Company that it will make funds available to the Company, as necessary, to meet its operating requirements and discharge its obligations through the end of the 1995 fiscal year. Since the Restructuring, CRM arranged for and guaranteed a $2.5 million credit facility with Union Bank of Switzerland and has guaranteed the Company's workers' compensation claims to the State of California for approximately $2.5 million. In addition, CRM has advised the Company that it has arranged a $1.6 million letter of credit as collateral for a lease of computer hardware and software. However, CRM has advised the Company that its ability to make funds available to the Company, at least in the near term, has been significantly constrained by adverse business and financial conditions in CRM's home country of Venezuela, as well as in other countries in which CRM operates through subsidiaries. In recent months, CRM has not been able to make funds available to the Company in the amounts and with the timeliness that the Company has requested. These cash shortfalls have impaired the Company's operations. The Company therefore considers that, while CRM has committed itself to supporting the Company, CRM may, for the reasons referred to, be unable to do so to the extent required. CRM is a public company whose American depository shares are listed on the New York Stock Exchange. CRM is a reporting company under the Securities Exchange Act of 1934 and files annual reports on Form 20-F (as a foreign private issuer) and other reports with the Securities and Exchange Commission.

     If CRM is unable to provide or arrange financial support, the Company's ability to continue as a going concern would be uncertain. The unaudited financial statements as of October 29, 1995, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     The Company has advised CRM that, because of the current liquidity situation and lack of capital resources, if CRM is unable to provide or arrange financial support, the Company may have no other alternative than to file a voluntary petition under the United States Bankruptcy Code, or creditors of the Company may force the Company into an involuntary bankruptcy. This would be the Company's second bankruptcy in three years and it is considered unlikely that the Company would be able to present a plan of reorganization acceptable to its creditors and to successfully emerge from bankruptcy. The Company would most likely go through a liquidation process which, based on the value of assets available to satisfy claims, would not be sufficient to fully discharge the claims of unsecured creditors and would leave no proceeds available for the Company's shareholders. CRM and the Company are working actively to avoid this possibility. However, there can be no assurance that they will be successful in their efforts either to make sufficient funds available to the Company in the near term or to improve the Company's operations in the new fiscal year.

     Management also estimates that the Company will need additional capital for the foreseeable future. The Company intends to pursue other potential financing activities which may include the sale of certain assets such as the Major Paint Company. However, substantially all of the Company's assets are already pledged or mortgaged to secure existing obligations, and the Company can give no assurances that it will be successful in obtaining alternate financing or that such asset sales can be accompanied.

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

                                           Nine Months Ended                        Nine Months Ended
                                           -----------------                        -----------------
                                  October 29, 1995   October 30, 1994      October 29, 1995   October 30, 1994
                                  ----------------   ----------------      ----------------   ----------------
Ratio of earnings to combined
  fixed charges and preferred
  stock dividend requirements          (2.27x)             (0.33x)             (2.17x)             (0.64X)

The earnings coverage deficiencies (in thousands) were $14,224 and $3,345 for the nine and three months ended October 29, 1995 versus $11,912 and $4,692 for the comparable periods in 1994, respectively.

                                           Nine Months Ended                      Three Months Ended
                                           -----------------                      ------------------

                                   October 29, 1995   October 30, 1994     October 29, 1995   October 30, 1994
                                   ----------------   ----------------     ----------------   ----------------

CALCULATION:
    (Thousands of Dollars)
Earnings:
  Loss before income taxes            (14,224)            (11,912)             (3,345)             (4,692)
  Interest expense (including
    debt amortization)                  3,092               8,465                 592               2,681
  Estimated interest portion of
    lease payments                      1,252                 516                 463                 174
                                      -------             -------             -------             -------
       Total                          $(9,880)            $(2,931)            $(2,290)            $(1,837)
                                      -------             -------             -------             -------
                                      -------             -------             -------             -------

Combined Fixed Charges
  and Preferred Stock
  Divided Requirements:
  Interest expense (including
    debt amortization)                 $3,092              $8,465             $   592              $2,681
  Estimated interest portion of
    lease payments                      1,252                 516                 463                 174
  Preferred stock dividend
    requirements                            -                   -                   -                   -
                                       ------              ------              ------              ------
       Total                           $4,344              $8,981              $1,055              $2,855
                                       ------              ------              ------              ------
                                       ------              ------              ------              ------

                           PART II.  OTHER INFORMATION

                 STANDARD BRANDS PAINT COMPANY AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

                                 Not Applicable

ITEM 2. CHANGES IN SECURITIES

                                 Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of October 29, 1995, the Registrant was not in default in the payment of principal or interest with respect to any of its indebtedness.

     On November 29, 1995, Foothill notified the Company that the following Events of Default have occurred and continue to exist:

     1. The Company has failed to immediately pay Foothill, in cash, the $498,517 Overadvance in existence since November 27, 1995 and continuing through the date of notice.

     2. There has occurred a material impairment of the prospect of repayment of the obligation owing to Foothill.

     As of November 30, 1995, the Company made payments to Foothill of $200,000 as a partial reduction of the Overadvance. The balance of the Overadvance was repaid on December 6, 1995. The Company and Foothill are continuing to discuss the situation in an effort to resolve the Events of Default on a mutually agreeable basis.

     Because of various cross-default provisions contained in the Company's loan agreements, as well as in certain of its leases, Foothill's notice of default places the Company in default under its other loan agreements and certain of its leases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The results of stockholders' meetings held on May 16, 1995 and August 16, 1995 were previously reported in the Company's quarterly report on Form 10-Q for the quarter ended July 30, 1995.

ITEM 5.  OTHER INFORMATION

     Following the August 16, 1995 annual meeting of shareholders of the Company, the Board of Directors of the Company consisted of eight members, four representing CRM and four independent directors. The Company's chairman of the board and chief executive officer was Arthur W. Broslat, representing CRM, and its vice chair is Deborah Hicks Midanek, an independent director. Effective on December 11, 1995, Mr. Broslat resigned from his positions as a director and officer of the Company.

     At a special meeting of the Company's Board of Directors held on December 12, 1995, the Board of Directors elected Mr. Philippe Erard, who is Chairman and Chief Executive Officer of CRM, to be a Director and the Chairman of the Board of the Company. The Board also elected Mr. Gilberto Minionis, who is Vice President-International Operations of CRM, to be a Director and the Chief Executive Officer of the Company. After these changes, the Company's Board of Directors consists of nine members, of whom five represent CRM and four are independent directors.

ITEM 6(a)  EXHIBITS

                                 Exhibit 27 - Financial Data Schedule

ITEM 6(b)  REPORTS ON FORM 8-K


     The company filed a Form 8-K dated 8/25/95, to disclose the election of the board of directors at the annual meeting of stockholders, the resignation of two directors and the election of a new director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Standard Brands Paint Company
                              -------------------------------------------------
                                            (Registrant)






Date  December 12, 1995          /s/ Howard Schwartz
    ----------------------    --------------------------------------------------
                                  Howard Schwartz, Senior Vice President/
                                  Authorized Officer and Chief Financial Officer